Form 10-K
period 1993-12-31
PUERTO RICAN CEMENT CO INC
filed 1994-03-29
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-K

    /x/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993 OR

    / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 1-4753

                      PUERTO RICAN CEMENT COMPANY, INC.
            -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

COMMONWEALTH OF PUERTO RICO                         51-A-66-0189525
- ---------------------------                      ---------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                    Identification No.)

PO BOX 364487 - SAN JUAN, PUERTO RICO                 00936-4487
- --------------------------------------           ---------------------
(Address of Principal Executive Offices)               (Zip Code)

                                (809) 783-3000
             ---------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
         Title of Each Class                      on which Registered
      --------------------------                  ---------------------
    Common Stock, $1.00 par value                 New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes    X         No
       ---               ----
                           (Cover page 1 of 2 pages)

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X /

              The aggregate market value of the voting stock held by non-affiliates of the registrant is $169,178,301 (exclusive of shares respecting which affiliates have either sole or shared voting and dispositive power). This market value was computed by reference to the closing price of the stock on The New York Stock Exchange on March 18, 1994.

              Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report:

Common Stock,  $1.00 par value       5,807,700 shares

                 Documents Incorporated by Reference

     1. Annual Report to security holders for the fiscal year ended December 31, 1993, which is incorporated into Parts I and II.

     2. Definitive Proxy Statement filed pursuant to Regulation 14A which is incorporated into Part III.





                           (Cover page 2 of 2 pages)

            CROSS REFERENCE SHEET AND TABLES OF CONTENTS

                                                        PAGE NUMBER
                                                            OR
                                                        (REFERENCE)

PART I.
- ---- -

   Item 1.  Business....................................   5   (1)
            a) General Development of Business..........   5
            b) Financial Information About
               Industry Segments .......................   5   (2)
            c) Narrative Description of Business........   5
            d) Financial Information about Foreign and
               Domestic Operations and Export Sales.....   9
            e) Executive Officers of the Registrant.....   9

   Item 2.  Properties..................................  10   (3)
   Item 3.  Legal Proceedings...........................  11   (4)
   Item 4.  Submission of Matters to a Vote of
            Security Holders............................  12

PART II.
- ---- --

   Item 5.  Market for the Registrant's Common Equity
            and Related Stockholder Matters.............       (5)
   Item 6.  Selected Financial Data.....................       (6)
   Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations..................................       (7)
   Item 8.  Financial Statements and Supplementary Data.       (8)
   Item 9.  Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure......  12

PART III.
- ---- ---

   Item 10. Directors of the Registrant.................
            a) Identification of Directors..............  12   (9)
   Item 11. Executive Compensation......................  12  (10)
   Item 12. Security Ownership of Certain Beneficial
            Owners and Management.......................  12  (11)
   Item 13. Certain Relationships and Related
            Transactions................................  13  (11)

PART IV.
- ---- --

   Item 14. Exhibits, Financial Statement Schedules
            and Reports on Form 8-K....................   13
            a) Financial Statements....................
            b) Reports on Form 8-K.....................
            c) Exhibits................................


- -------------------------

(1) Information incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 ("Annual Report") and the Board of Directors Proxy Statement for use in connection with the Registrant's annual meeting of stockholders to be held May 4, 1994 ("Proxy Statement").

(2)           Annual Report, page 22, section entitled "Notes to
              Consolidated Financial Statements, Note 12 /Financial Data by Industries".

(3) Annual Report, page 18, section entitled "Notes to Consolidated Financial Statements, Note 4 /Property, Plant and Equipment", and page 22, section entitled "Notes to Consolidated Financial Statements, Note 13 /Lease Commitments".

(4)           Annual Report, page 23, section entitled "Notes to
              Consolidated Financial Statements, Note 16 /
              Contingent Liabilities and Other Commitments".

(5) Annual Report, page 28, section entitled "Common Share Prices and Dividends Per Share", page 26, section entitled "Five-Year Statistical Comparison", and page 19, section entitled "Notes to Consolidated Financial Statements, Note 9 /Long-term Debt".

(6)           Annual Report, page 11, section entitled "Selected
              Financial Data".

(7)           Annual Report, pages 9 to 11, section entitled
              "Management's Discussion and Analysis of Financial
              Condition and Results of Operations".

(8) Annual Report, pages 12 to 26, sections entitled "Consolidated Balance Sheet", "Consolidated Statement of Income and Retained Earnings", "Consolidated Statement of Cash Flows", "Notes to Consolidated Financial Statements", "Report of Independent Accountants", "Financial Results by Quarter", "Consolidated Fourth Quarter Results", and "Five-Year Statistical Comparison".

(9)           Proxy Statement, pages 2 to 9, section entitled
              "Information about Nominees, Directors and Principal
              Stockholders".

(10)          Proxy Statement, pages 10 to 12, sections entitled
              "Executive Compensation" and "Executive Separation
              Policy".

(11)          Proxy Statement, pages 12 to 17, sections entitled
              "Certain Transactions with Management" and
              "Compensation Committee Interlocks and Insider
              Participation".

                                    PART I

Item 1. BUSINESS

        (a)  General Development of Business

             Puerto Rican Cement Company, Inc. (the "Registrant"), a corporation organized under the Laws of the Commonwealth of Puerto Rico in 1938, has been engaged in three principal industry segments, namely, cement and related products, paper and packaging and realty operations since the beginning of the fiscal year for which this report is filed.

             Since the beginning of fiscal year 1993, there were no major changes in the industry segments of the Registrant, nor was the Registrant or any of its subsidiaries subject to any significant change in its form or organization.

        (b)  Financial Information About Industry Segments

             Information on industry segments of the Registrant for the last three fiscal years, including the amounts of revenue, operating profit and identifiable assets attributable to each of the Registrant's industry segments is included as part of the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 (the "Annual Report"), page 22 section entitled "Notes to Consolidated Financial Statements, Note 12 /Financial Data by Industries", which includes the financial statements and schedules furnished pursuant to Item 14 and is incorporated herein by reference.

        (c)  Narrative Description of Business

        (i)  Principal Products or Services

             The principal products or services rendered by the Registrant are:

        (A)  Cement and related products

             1. Portland grey cement, Type I, manufactured under specifications of the American Society for Testing Materials ("A.S.T.M.")

             2.  Hydrated lime

        (B)  Paper and packaging

             1.  Multiwall paper bags

        (C)  Realty operations

    The Registrant's products are sold principally on the island of Puerto Rico.

        Portland grey cement is used primarily in the construction of residential, commercial and public buildings and in the construction of highways. During the fiscal year ended December 31, 1993, the Registrant sold 4,550,738 barrels of grey cement. Substantially all of these sales were made to customers in Puerto Rico.

        During the fiscal year ended December 31, 1993, approximately 28.7% of the production of hydrated lime was sold to the construction and agricultural industry and the remaining 71.3% was sold to other industries for chemical usage, both locally and in export markets. Approximately 43.7% of total sales of hydrated lime, mostly for chemical water purification, were made to the local Government or its agencies.

        Multiwall paper bags produced by the Registrant's St. Regis Paper and Bag Division were marketed almost exclusively in Puerto Rico and were used by the following customers: 38% by the Registrant and its subsidiaries for packing its products; 2% for packing of cement and related products by other producers; 10% by sugar producers; 42% by the grain and animal feed industry; and 8% for coffee, chemical, rice, fertilizers and other miscellaneous uses.

        The Registrant and Desarrollos Multiples Insulares, Inc., a wholly-owned subsidiary, own and hold for sale approximately 532 acres of land throughout Puerto Rico.

Total Revenue

        Total revenue for each of the last three fiscal years contributed by any class of similar products which accounted for 10% or more of consolidated net sales (in thousands of dollars) in any of those fiscal years is given below:

             PORTLAND             CONSOLIDATED
             GREY CEMENT           NET SALES
             -----------          -----------
1993         $73,895                $84,028
1992          70,060                 80,022
1991          68,434                 77,969


Methods of Distribution

             The Registrant sells and distributes cement (both in bulk and bagged) and related products in Puerto Rico to customers on a direct basis and to independent local distributors, which include ready mix concrete producers, building material dealers, concrete products manufacturers, government agencies, sugar refineries (in the case of lime) and to general and highway contractors.

      (ii)   New Products

             The Registrant made no public announcements and otherwise has not made public information about a new product or industry segment that is material.

      (iii)  Raw Materials

             The Registrant owns in fee properties containing limestone and sand deposits which directly adjoin or are close to its cement and hydrated lime plant sites. The Registrant also owns properties near such plants which contain clay deposits. The Registrant has not conducted a systematic exploratory drilling program ordinarily considered necessary for the establishment of limestone and other raw materials reserves and, accordingly, makes no tonnage estimate of the availability of such raw materials. However, on the basis of scattered drilling results on deposits of substantial depths, and past and present production from the Registrant's properties, the Registrant believes that the availability of limestone and other raw materials presents no foreseeable problem. There have been no recent material mining changes in the exploitation of the principal raw material deposits and none are expected. The Registrant purchases raw gypsum in the open market from sources outside Puerto Rico. Coal for firing the kilns is purchased from Carbones de Colombia, S.A., a Colombian supplier, under a long-term supply contract. Electricity is purchased from the Puerto Rico Electric Power Authority; and water is obtained from wells on the Registrant's properties.

      (iv)   Patents and Trademarks

             St. Regis Paper and Bag Division has the right to use until December 31, 1994 certain trademarks, tradenames and patents of Stone Container Corporation (formerly owned by St. Regis Paper Company of New York, which were acquired by Champion International during 1985, and thereafter sold to Stone Container Corporation). The Registrant is negotiating, on an annual basis, for renewal of this agreement for continued utilization of such trademarks, tradenames and patents. The Registrant believes that failure to renew such agreement will have no material impact on this segment of its business.

      (v)    Seasonal Effect on Sales

             Demand for cement and related products is largely dependent on the requirements of the construction industry. The requirements of the construction industry in Puerto Rico and in the Caribbean area are not necessarily "seasonal" because of the normally favorable climatic conditions of the area; however, the requirements of the construction industry depend to some extent on general economic conditions.

      (vi)   Credit and Working Capital Practices

             As of December 31, 1993, the Registrant had invested approximately 17% of its total assets in inventory, mainly operating supplies and repair parts for its equipment. Due to geographical locations of the Registrant's manufacturing facilities with respect to its major suppliers, this is considered normal by industry standards. No significant amounts of finished goods are required to be maintained in inventory to meet rapid delivery requirements of customers. The Registrant sells its products to customers under normal commercial open account payment terms.

      (vii)  Customers

             During fiscal year 1993, 40% of the Registrant's total dollar sales in the cement and related products segment were made to 10 unrelated customers. One of these customers, Concreto Mixto, Inc., accounted for approximately 10% of the Registrant's Consolidated Sales.

      (viii) Backlog

             In the opinion of the Registrant, backlog is not a relevant consideration in the type of business in which it is engaged.

      (ix)   Government Contracts

             No material portion of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

      (x)    Competition

             The Registrant is the principal producer of cement, hydrated lime and multiwall paper bags in Puerto Rico. During 1993 the other cement manufacturing company in Puerto Rico, San Juan Cement Company, Inc., which began production at the end of May 1970, accounted for approximately 41.2% of the total bags of cement sold in Puerto Rico. There was no import of cement to the Puerto Rico market during 1993. The Registrant competes on the basis of price and quality of its products.

      (xi)   Research and Development

             Other than the conversion of its principal kiln number 6 to the dry process of cement manufacturing, completed in the second half of 1991, and the project of converting two slurry mills to cement grinding, the Registrant has not spent any material amounts in any research and development activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques during the last three fiscal years for itself or any of its customers.

      (xii)  Environmental Control Expenditures

             During 1978, the Registrant completed the installation of air pollution control equipment in its Ponce cement and lime plants at an aggregate approximate cost of $17,000,000 to comply with regulations established by the Environmental Quality Board of Puerto Rico and with the terms of a consent order signed in August 1974 (as amended in July 1976 and February 1978) with the Federal Environmental Protection Agency.

             The Registrant financed the cost of the pollution abatement program through a loan obtained in 1975 from the Government Development Bank for Puerto Rico. This loan was extinguished in 1985 as fully described in Form 8-K filed for the month of September 1985.

             The Registrant's plants are in compliance with existing environmental regulations. No significant expenditures for pollution control equipment are expected in the near future.

      (xiii) Employees

             As of December 31, 1993, the Registrant and its subsidiaries had 533 employees.

        (d)  Financial Information about Foreign and Domestic
             Operations and Export Sales

             None of the Registrant's industry segments depend to any material extent on foreign operations.

        (e)  Executive Officers of the Registrant

             1. Carlos J. Suarez, age 69, Chairman of the Board and Chief Executive Officer of the Registrant since April 1, 1985; President from October 1983 to December 31, 1987; Executive Vice President from June 1982 to October 1983; Senior Vice President from 1980 to June 1982; Vice President of Operations from 1973 to 1980. Mr. Suarez has announced his intention to retire after the completion of the actual project of converting two slurry mills to cement grinding.

        2. Hector del Valle, age 56, President of the Registrant since January 1, 1988; Senior Vice President in charge of Finance from October 1983 to December 31 1987; Secretary from January 1984 to December 31, 1987; Vice President of Finance and Treasurer from June 1982 to October 1983; Assistant Vice President of Finance from 1976 to June 1982; Treasurer from 1973 to 1976.

        3. Jose J. Suarez, age 58, Executive Vice President in charge of Operations of the Registrant since January 1, 1988; Senior Vice President in charge of Operations from October 1983 to December 31, 1987; Vice President of Operations from June 1982 to October 1983.

        4. Jose O. Torres, age 48, Treasurer and Vice President of Finance of the Registrant since January 1, 1988; Vice President and Treasurer from October 1983 to December 31, 1987; Vice President of Sales from 1982 to October 1983; Treasurer from 1976 to 1982.

        5. Angel M. Amaral, age 60, Vice President and Controller of the Registrant since June 1982; Controller from 1976 to June 1982.

        6. Rene Di Cristina, age 43, Vice President of Sales of the Registrant since October 1983.

        7. Juan A. Carbonell, age 72, Vice President and General Manager of St. Regis Paper and Bag Division since January 1984.

        8. Benito del Cueto, age 59, Vice President of Desarrollos Multiples Insulares, Inc., a wholly-owned subsidiary, since 1973.

        9. Daniel R. Dominguez, age 48, Secretary of the Registrant since June 1992.

        All officers are elected to serve for a term of one year and until the election and qualification of their successors.

ITEM 2.  PROPERTIES

         Used in cement and related products segments

        The Registrant owns in fee a cement plant located in Ponce, Puerto Rico on a 25-acre site. It also owns in fee a hydrated lime manufacturing plant that is located within the Ponce cement plant premises. During the last fiscal year the Ponce Cement plant was operated under the dry process at 90% of its actual kiln capacity and produced approximately 4,560,600 barrels of cement. The lime plant produced 30,488 tons of lime and was operated at approximately 66% of its capacity.

        During 1992 the Registrant purchased a 67-acre tract of land located next to the cement plant and a 149-acre tract of land adjacent to one of the Registrant's quarries for future quarry operations.

        During 1993 the Registrant continued the repairs and maintenance program on its plants. The Registrant believes that its plants are presently in good condition and properly maintained.

        The Registrant owns in fee properties containing adequate deposits of limestone and other raw materials (See Item 1.1 (c) (iii) and above under this caption) which directly adjoin or are close to the plant sites.

        The Registrant leases a parcel of land under a long-term lease with the municipality of Ponce, on which it installed certain facilities for coal receiving and handling. The coal received through said facilities is used as fuel in the Registrant's cement and hydrated lime manufacturing operations.

    Used in paper and packaging segment

        The manufacturing plant of the St. Regis Paper and Bag Division is located on a site owned by it in fee in Ponce, Puerto Rico. The Registrant believes the plant to be in good condition and properly maintained.

    Used in realty operations

        The Registrant and one of its subsidiaries own in fee, and hold for future development and sale, approximately 532 acres of land throughout Puerto Rico. (See Item 1.1 (c) (i)).

    Used for office facilities

        The Registrant and its subsidiaries own a one story building housing its executive offices located in the Amelia Industrial Park, Guaynabo, Puerto Rico.

        Information about leased properties is incorporated by reference from the Annual Report, page 22, section entitled "Notes to Consolidated Financial Statements, Note 13 /Lease Commitments".

ITEM 3.  LEGAL PROCEEDINGS

        There are presently pending against the Registrant the legal proceedings described in the Annual Report, page 23, section entitled "Notes to Consolidated Financial Statements, Note 16 /Contingent Liabilities and Other Commitments", furnished pursuant to Item 14, to which reference is hereby made and which is incorporated by reference herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                    PART II

               Part II of this report, Items 5 through 8, is omitted as permitted by General Instruction G (2) since the information required herein is contained in the Registrant's Annual Report and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE


                                   PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT

          (a)  Identification of Directors

               Information required herein is contained in a definitive Proxy Statement for use in connection with the Registrant's Annual Meeting of Stockholders to be held on May 4, 1994 filed with the Commission pursuant to Regulation 14 A (the "Proxy Statement") pages 2 to 10, section entitled "Information about Nominees, Directors and Principal Stockholders", and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

               Information required by Item 11 is contained in the Proxy Statement, pages 10 to 17, sections entitled "Executive Compensation", "Executive Separation Policy" and "Certain Transactions with Management", and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND MANAGEMENT

               Information required by Item 12 is contained in the Proxy Statement, pages 2 to 10, sections entitled "Information about Nominees, Directors and Principal Stockholders" and "Security Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Information required by Item 13 is contained in the Proxy Statement, pages 16 to 17, sections entitled "Certain Transactions with Management" and "Compensation Comitte Interlocks and Insider Participation", and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND  REPORTS ON FORM 8-K

              (a) Financial statements and exhibits filed as part of the Annual Report are as follows:

              1. Financial Statements, pages 12 to 23.

              2. Financial statement schedules and supplementary data required by Item 8 of this Form.

              The financial statement schedules required by paragraph (d) of this Form are excluded since the Registrant is primarily an operating company. All subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or the consolidated subsidiaries in amounts which together exceed 10% of the total consolidated assets at December 31, 1993.

             (b)  Reports on Form 8-K:   NONE

             (c)  Exhibits required by Section 601 Regulation S-K:

              3. Certificate of Incorporation and By-Laws

              3.1 Certificate of Incorporation and amendment thereto filed as an Exhibit to Form S-1 on March 25, 1963, with amendment dated May 16, 1983 and amendments dated May 6, 1987 filed as an Exhibit to Form 10-Q as of June 30, 1987 and with amendment dated May 5, 1993 increasing the number of authorized shares of common stock from 10 million to 20 million, included as an Exhibit to Form 10-K as of December 31, 1993.*

              3.2 By-Laws of the Registrant, as amended, filed as an Exhibit to Form 10-K as of December 31, 1987, with amendment dated January 1993 included as an Exhibit to Form 10-K as of December 31, 1993.*

    10. Material contracts

        10.1 Coal Purchase/Sale Agreement between Registrant and Carbones de Colombia, S. A. dated as of December 14, 1982 filed as an exhibit to Form 10-K for the year ended December 31, 1982.* Copy of addendum No. 5 which changed the quantity of coal purchases to 100,000 tons per year through the year 2000, was filed as an exhibit to Form 10-Q as of March 31, 1992.*

        10.2 (a) Consolidated and restated loan agreement dated as of September 27, 1985 among Registrant, Registrant's Guarantors and the Government Development Bank for Puerto Rico for approximately $18.3 million encompassing all outstanding debt to the bank as of that date.*

              (b) Indenture trust agreement dated September 27, 1985 between Registrant as grantor and Banco de Ponce as trustee for the benefit of the Government Development Bank for Puerto Rico.*

        (All documents listed under this paragraph 10.2 were filed as exhibits to Form 8-K for the month of September, 1985 and are related to the early extinguishment of debt transaction described therein.)

        10.3 Loan agreement between the Registrant and Lincoln National Pension Insurance Company, The Lincoln National Life Insurance Company, First Penn-Pacific Life Insurance Company and Security Connecticut Life Insurance Company for the amount of $15,000,000 dated as of August 1, 1987 submitted as exhibits to Form 8-K for the month of August 1987.*

        10.4 Loan agreement between the Registrant and Banco Popular de Puerto Rico for the amount of $10,000,000 dated as of November 6, 1987 submitted as an Exhibit to Form 8-K for the month of November 1987.* Copy of letter dated January 17, 1992, that modifies certain terms of this agreement which include a reduction in the interest rate and a change in the original repayment schedule from quarterly payments to annual payments, was filed as an Exhibit to Form 10-K for the year ended December 31, 1991.*

        10.5 Sample of Golden Parachute Agreement executed by the Registrant during the third quarter of 1989 with a consultant and 18 of the Registrant's key officers, submitted as an Exhibit to Form 10-Q as of September 30, 1989.*

             10.6 Loan agreement between the Registrant and Banco de Ponce (now merged into Banco Popular de Puerto Rico) for the amount of $10,000,000 dated as of December 6, 1989 submitted as an exhibit to Form 10-K as of December 1989. Subsequently, effective July 1991, Scotia Bank of Puerto Rico acquired said loan under the same terms and conditions from Banco Popular de Puerto Rico.* Copy of a letter from the new lender dated August 23, 1991, that modifies certain terms of this agreement which includes a reduction in the interest rate and a change in the original repayment schedule from quarterly payments to annual payments was submitted as exhibit in Form 10-K for the year ended December 31, 1991.*

             10.7 Loan agreement between the Registrant and Banco Popular de Puerto Rico for the amount of $8,000,000 dated as of December 8, 1993 to be used to finance the conversion to cement grinding of two existing slurry mills. Terms and conditions of this loan are included in Note 9 to the Consolidated Financial Statements for the year ended December 31, 1993.*

             10.8 Loan agreement between the Registrant and The Bank of Nova Scotia for the amount of $16,000,000 dated as of February 26, 1993 to be used in the financing of the conversion of two existing slurry mills to cement grinding. Terms and other conditions of this loan are included in Note 9 to the Consolidated Financial Statements for the year ended December 31, 1993.*

             10.9 Loan agreement between the Registrant and Banco Popular de Puerto Rico for the amount of $6,000,000 dated August 2, 1993 to pay a $3 million scheduled installment and an optional $3 million payment on a long-term debt due in August, 1993. Terms and other conditions of this loan are included in Note 9 to the Consolidated Financial Statements for the year ended December 31, 1993.*

             13. Annual Report to security holders for the year ended December 31, 1993.

             21. Subsidiaries of the Registrant included as part of the Annual Report to security holders, page 28, section entitled "Subsidiaries". All of the Registrant's subsidiaries are incorporated under the laws of the Commonwealth of Puerto Rico, except for Caribbean Cement Carriers Corporation, which is incorporated under the laws of the Republic of Panama, and Ferre Export Corporation, which is incorporated under the laws of the state of New York.

             23.  Consent of Price Waterhouse, independent public accountants.

- ---------------------------
*      Incorporated herein by reference.

                       --------------------------------
                              S I G N A T U R E S

           Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       PUERTO RICAN CEMENT COMPANY, INC. (Registrant)


Date: 3/23/94                  By: /s/ CARLOS J. SUAREZ
                                  ---------------------------
                                   Carlos J. Suarez
                                   Chief Executive Officer, Chairman of
                                   the Board of Directors and Director

           Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: 3/23/94                 By: /s/ ANTONIO LUIS FERRE
                                 ----------------------------
                                  Antonio Luis Ferre
                                  Director and Vice Chairman of the Board


Date: 3/23/94                 By: /s/ ALBERTO M. PARACCHINI
                                 ----------------------------
                                  Alberto M. Paracchini
                                  Director and Vice Chairman of the Board


Date: 3/23/94                 By: /s/ HECTOR DEL VALLE
                                 ----------------------------
                                  Hector del Valle
                                  President and Director


Date: 3/23/94                 By: /s/ JOSE J. SUAREZ
                                 ----------------------------
                                  Jose J. Suarez
                                  Executive Vice President in Charge
                                  of Operations and Director

Date: 3/23/94                 By: /s/ JOSE O. TORRES
                                 ----------------------------
                                  Jose O. Torres
                                  Vice President of Finance,
                                  Assistant secretary and Treasurer


Date: 3/23/94                 By: /s/ ANGEL M. AMARAL
                                 ----------------------------
                                  Angel M. Amaral
                                  Vice President and Controller




Date: 3/23/94                 By:  /s/ DANIEL R. DOMINGUEZ
                                 ----------------------------
                                   Daniel R. Dominguez
                                   Secretary


Date: 3/23/94                 By:  /s/ WALLACE GONZALEZ OLIVER
                                 ----------------------------
                                   Wallace Gonzalez Oliver
                                   Director


Date: 3/23/94                 By:  /s/ ESTEBAN D. BIRD
                                 ----------------------------
                                   Esteban D. Bird
                                   Director


Date: 3/23/94                 By:  /s/ EMILIO J. VENEGAS
                                 -----------------------------
                                   Emilio J. Venegas
                                   Director


Date: 3/23/94                 By:  /s/ OSCAR A. BLASINI
                                 ----------------------------
                                   Oscar A. Blasini
                                   Director


Date: 3/23/94                 By:  /s/ HECTOR PUIG RAMIREZ
                                 ----------------------------
                                   Hector Puig Ramirez
                                   Director


Date: 3/23/94                 By:  /s/ ROSARIO J. FERRE
                                 ----------------------------
                                   Rosario J. Ferre
                                   Director


Date: 3/23/94                 By:  /s/ FEDERICO F. SANCHEZ
                                 ----------------------------
                                   Federico F. Sanchez
                                   Director


Date: 3/23/94                 By:  /s/ JORGE L. FUENTES
                                 ----------------------------
                                   Jorge L. Fuentes
                                   Director


Date: 3/23/94                 By:  /s/ SALVADOR E. CASELLAS
                                 ----------------------------
                                   Salvador E. Casellas
                                   Director



Date: 3/23/94                 By:  /s/ MARIANO J. MIER
                                 ----------------------------
                                   Mariano J. Mier
                                   Director


Date: 3/23/94                 By:  /s/ JUAN A. ALBORS
                                 ----------------------------
                                   Juan A. Albors
                                   Director


Date: 3/23/94                 By:  /s/ FEDERICO STUBBE
                                 ----------------------------
                                   Federico Stubbe
                                   Director


Date: 3/23/94                 By:  /s/ ANTONIO L. FERRE RANGEL
                                 ----------------------------
                                   Antonio L. Ferre Rangel
                                   Director



                       PUERTO RICAN CEMENT COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                                  ***********





                       FINANCIAL STATEMENTS AND SCHEDULES

                                      AND

                       REPORT OF INDEPENDENT ACCOUNTANTS

                                     ******





                         PREPARED FOR FILING AS PART OF
                            ANNUAL REPORT (FORM 10K)
                   TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1993

                                     ******

                 The Chase Manhattan Bank Building       Telephone 809 754 9090
                 PO Box 363566
                 San Juan PR 00936-3566




PRICE WATERHOUSE


                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                         FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of
Puerto Rican Cement Company, Inc.


Our audits of the consolidated financial statements referred to in our report dated February 18, 1994 appearing on page 12 of the 1993 Annual Report to Shareholders of Puerto Rican Cement Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjuction with the related consolidated financial statements.

/s/ Price Waterhouse
- --------------------
    PRICE WATERHOUSE


San Juan, Puerto Rico

February 18, 1994

                                                                      SCHEDULE V
           PUERTO RICAN CEMENT COMPANY,INC. AND SUBSIDIARY COMPANIES
                         PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

             COLUMN A                            COLUMN B        COLUMN C      COLUMN D       COLUMN E       COLUMN F

                                                BALANCE AT                                                  BALANCE AT
                                                BEGINNING        ADDITION                (1)                  END OF
         CLASSIFICATIONS                         OF YEAR         AT COST      RETIREMENTS    TRANSFERS         YEAR
      1991

      Land and quarries                        $  2,879,321    $      -       $  239,725    $      -       $  2,639,596
      Buildings                                  16,097,649         58,670       323,012     11,827,609      27,660,916
      Machinery and equipment                    49,459,155        370,410     4,846,540     44,671,864      89,654,889
      Pollution control equipment                22,476,163           -          138,955      5,264,268      27,601,476
      Construction in progress                   42,568,516     19,374,187          -       (61,763,741)        178,962

             Total                             $133,480,804    $19,803,267    $5,548,232    $      -       $147,735,839

      1992

      Land and quarries                        $  2,639,596    $ 1,642,779    $      198    $      -       $  4,282,177
      Buildings                                  27,660,916       (100,000)      258,516        772,538      28,074,938
      Machinery and equipment                    89,654,889        208,483     1,501,097      1,074,585      89,436,860
      Pollution control equipment                27,601,476           -           66,269        909,897      28,445,104
      Construction in progress                      178,962      2,578,058          -        (2,757,020)           -

             Total                             $147,735,839    $ 4,329,320    $1,826,080    $      -       $150,239,079

      1993

      Land and quarries                        $  4,282,177    $    17,298    $     -       $      -       $  4,299,475
      Buildings                                  28,074,938           -          222,894        391,764      28,243,808
      Machinery and equipment                    89,436,860        270,882     2,161,579      1,630,539      89,176,702
      Pollution control equipment                28,445,104         22,967       218,325        434,158      28,683,904
      Construction in progress                         -         8,825,821           -       (2,456,461)      6,369,360

             Total                             $150,239,079    $ 9,136,968    $2,602,798    $      -       $156,773,249

    (1) Retirements relate mainly to the cost of fully depreciated assets no longer in use.

                                                                     SCHEDULE VI
           PUERTO RICAN CEMENT COMPANY, INC. AND SUBSIDIARY COMPANIES ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT &
                                   EQUIPMENT
             FOR THE YEARS ENDED DECEMBER 31, 1991, 1992, AND 1993

             COLUMN A                     COLUMN B     COLUMN C     COLUMN D      COLUMN E     COLUMN F

                                          BALANCE     ADDITIONS                                BALANCE
                                             AT       CHARGED TO                                  AT
                                         BEGINNING    COSTS AND               (1)               END OF
           DESCRIPTION                    OF YEAR      EXPENSES   RETIREMENTS    TRANSFERS       YEAR

        1991

      Land and quarries                 $   396,903   $   11,058   $     -      $       -       $407,961
      Buildings                           5,261,741      411,501      234,866           -      5,438,376
      Machinery and equipment            22,547,102    3,494,697    3,188,404           -     22,853,395
      Pollution control equipment         9,755,220    1,065,494      138,065           -     10,682,649

             Total                      $37,960,966   $4,982,750   $3,561,335   $       -    $39,382,381

        1992

      Land and quarries                 $   407,961      $11,248   $     -      $       -       $419,209
      Buildings                           5,438,376      593,921      258,518           -      5,773,779
      Machinery and equipment            22,853,395    5,041,097    1,499,789      (518,580)  25,876,123
      Pollution control equipment        10,682,649    1,287,327       66,269       518,580   12,422,287

             Total                      $39,382,381   $6,933,593   $1,824,576   $       -    $44,491,398

        1993

      Land and quarries                 $   419,209      $11,397   $     -      $       -       $430,606
      Buildings                           5,773,779      587,765      222,894           -      6,138,650
      Machinery and equipment            25,876,123    5,035,005    2,161,580           -     28,749,548
      Pollution control equipment        12,422,287    1,281,879      218,324           -     13,485,842

             Total                      $44,491,398   $6,916,046   $2,602,798   $       -    $48,804,646

    (1) Retirements relate mainly to accumulated depreciation of fully depreciated assets.

                                                                   SCHEDULE VIII
            PUERTO RICAN CEMENT COMPANY, INC. AND SUBSIDIARY COMPANIES
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1991, 1992, AND 1993


                   COLUMN A          COLUMN B                 COLUMN C                     COLUMN D            COLUMN E

                                                  ADDITIONS              ADDITIONS      DEDUCTIONS FROM
                                    BALANCE AT   CHARGED TO              CHARGED        RESERVES WRITE-OFF    BALANCE AT
                                    BEGINNING     COST AND                  TO          OF UNCOLLECTIBLE        END OF
                 DESCRIPTION         OF YEAR      EXPENSES                OTHER           ACCOUNTS               YEAR

                  Allowance
             for doubtful accounts


                     1991           $1,308,987                                $411          $93,724           $1,215,674


                     1992           $1,215,674                             $50,110          $62,283           $1,203,501


                     1993           $1,203,501                              $1,492          $83,392           $1,121,601



                                                                     SCHEDULE IX
         PUERTO RICAN CEMENT COMPANY, INC. AND SUBSIDIARY COMPANIES
                             SHORT TERM BORROWING
            FOR THE YEARS ENDED DECEMBER 31, 1991, 1992, and 1993



                                                             OUTSTANDING DURING
                              BALANCE      WEIGHTED             THE PERIOD           WEIGHTED AVERAGE
           CATEGORY            AT END       AVERAGE       MAXIMUM       AVERAGE        INTEREST RATE
         OF BORROWING        OF PERIOD  INTEREST RATE*     AMOUNT        AMOUNT      DURING THE PERIOD

             1991

      Banks and other financial
        institutions:
        Under line of credit                                None          None

             1992

      Banks and other financial
        institutions:
        Under line of credit                                None          None

             1993

      Banks and other financial
        institutions:
        Under line of credit                                None          None

     * Weighted average interest rate computation: Annual interest expense divided by average balance outstanding in each category of short-term borrowing.

    ** Total annual interest expense divided by total weighted average balance outstanding.

                                                                      SCHEDULE X
                       PUERTO RICAN CEMENT COMPANY, INC.
                            AND SUBSIDIARY COMPANIES
                  SUPPLEMENTARY INCOME STATEMENTS INFORMATION
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991





                ITEMS                    1993          1992          1991

    Maintenance and repairs           $3,683,584    $3,754,347    $3,238,247





    Depreciation and amortization of
      intangible assets, pre-operating
      costs and similar deferrals        (1)           (1)           (1)

    Taxes, other than payroll and
      income taxes:

        Excise taxes                  $1,505,312    $1,492,675    $1,468,460
        Property taxes                 3,222,074     2,607,055     2,002,176
        Other                            116,523       128,045       119,451

                                      $4,843,909    $4,227,775    $3,590,087


    Royalties                            (1)           (1)           (1)


    Advertising costs                    (1)           (1)           (1)


(1) Amount is not disclosed as it is lower than the minimum required for reporting as per rule 12-11 of Regulations S-X.