Form 10-Q
period 1994-03-31
PUERTO RICAN CEMENT CO INC
filed 1994-05-16
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                         of the Securities Exchange Act
                                    of 1934

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ TO ________________

For Quarter Ended __________________ Commission file number 1-4753

                       PUERTO RICAN CEMENT COMPANY, INC.
             (Exact name of registrant as specified in its charter)

COMMONWEALTH OF PUERTO RICO                     51-A-66-0189525
- - ---------------------------                     ---------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

PO Box 364487 - San Juan, P.R.                  00936-4487
- - ------------------------------                  ----------
(Address of principal executive offices)        (Zip Code)

                                 (809) 783-3000
                                 --------------
              (Registrant's telephone number, including area code)

                                      NONE
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES     X                    NO
                --------                   ---------

                 COMMON STOCK -$1.00 PAR VALUE 5,807,700 SHARES

                       PUERTO RICAN CEMENT COMPANY, INC.


                                     INDEX


                                                         PAGE NO.



Part I  -     Financial Information


              Consolidated Balance Sheet as of
              March 31, 1994 and December 31, 1993         1 - 2

              Consolidated Statement of Income
              First quarter ended on
              March 31, 1994 and 1993                        3

              Consolidated Statement of Cash Flows
              Three months ended on
              March 31, 1994 and 1993                        4

              Notes to Consolidated Financial Statements   5 - 6

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                   6 - 8


PART II -     Other Information                              8

              Signatures                                     8

                       PUERTO RICAN CEMENT COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In the opinion of the Registrant, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position at March 31, 1994 and December 31, 1993, and the results of operations and cash flows for the three months ended March 31, 1994 and 1993. The results of operations are not necessarily indicative of the results to be expected for the full year.

         Cash and cash equivalents of $2.7 million as of March 31, 1994 consisted principally of short-term obligations of the U.S. Federal Government or its agencies. Other short-term, and long-term investments represented also obligations of the U.S. Federal Government with maturities ranging from over 3 months to up to 7 years. These investments resulted from excess funds generated from operations.

         Notes and accounts receivable increased $3.2 million from $13.6 million at December 31, 1992 to $16.8 million at March 31, 1994 principally as the result of increases in notes receivable-trade of $871,000, and in accounts receivable-trade of $2.1 million. Stronger sales during this quarter when compared to last year fourth quarter were the cause of this increase. Receivables turnover has been maintained within normal historical levels, with an average collection period below 60 days.

         Consolidated inventories decreased $1.2 million from the $33.1 million balance at December 31, 1993 to $31.9 million at March 31, 1994. The decline in this account resulted from decreases in finished products, work-in-process and raw material inventories, principally caused by higher cement sales during this period when compared to 1993 last quarter. Cement (finished product) and clinker (work-in-process) production remained on line with 1993 quantities.

         During the first quarter of 1994 a $342,000 adjustment, resulting from the report by our actuaries, on the Company's pension plan was recorded as an increase to the prepaid pension cost. This adjustment, plus normal insurance prepayments scheduled for this period, caused the increase in prepaid expenses of $640,000.

         Property, Plant & Equipment of $108.7 million at March 31, 1994, includes the accumulation of $1.7 million in depreciation and depletion, and capitalizations of $2.5 million related principally to the project to convert to cement grinding of two existing slurry mills.

         In the first quarter of 1994 total current liabilities increased to approximately $20 million from $17.3 million on December 31, 1993. This increase resulted from higher income taxes payable resulting from tax liabilities due in April 1994 in combination with higher accrued liabilities mostly from the accrued property tax related to the dry process equipment.

         Under the Puerto Rico income tax law the Registrant may exercise the option to claim accelerated depreciation to defer current income tax liability to future periods. Such depreciation, however, is limited to an amount not greater than income before taxes (determined without taking into consideration the depreciation deduction). Benefits available under this accelerated depreciation method are limited by the alternative minimum tax (AMT) provisions of the income tax law. In Management's opinion, the Registrant will be subject to the AMT provisions of the income tax law during the current year.

         At its March 23, 1994 meeting, the Board of Directors of the Registrant declared a 15 cents per share dividend on its common stock, payable on May 18, 1994 to stockholders of record on April 20, 1994. The Registrant has 5,807,700 shares of common stock issued and outstanding.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         Although current ratio decreased from 2.96 to 1 in December 1993 to a
2.74 to 1 ratio as of March 1994, working capital for the period improved from $33.9 million in December 1993 to $35.6 million in March 1994, respectively. Cash provided from operations remained strong at $5.8 million helping to increase cash and cash equivalents and long-term investments by $2.2 million and $1.2 million, respectively.

         As of March 31, 1994 long-term investments amounted to $33.7 million. Management believes that the quality and excellent secondary market for these long-term investments ensure good liquidity in the near future.

         The Registrant has available credit facilities with commercial banks for short-term financing and discount of trade paper from customers in the aggregate amount of $12,600,000. These credit facilities were unused during the first quarter of 1994.

         As of March 31, 1994 the Company increased by $990,000 its long-term debt when compared to December 1993 reflecting the proceeds of advances related to the $16 million conversion project of two existing slurry mills to cement grinding.

         Approximate aggregate maturities of long-term debt for the remaining of 1994 and the years 1994 and thereafter are as follows:



          1994                   $ 7,491,735
          1995                    11,630,042
          1996                     7,491,735
          1997                     5,563,163
          1998                     2,938,364
                                 -----------

          Totals                 $35,115,039
                                 ===========



         Loan agreements with term lenders contain certain restrictions pertaining to working capital, indebtedness, dividends, investments and certain advances, among others.


Results of Operations

         Consolidated net sales for this quarter reported an increase of $2.7 million from last year first quarter. This increase is chiefly attributed to two significant factors: in the first place, an increase of 8.7% in cement bags sold from 4,566,000 in 1993 to 4,964,000 in 1994, as the result of an improvement in our market penetration and, secondly, an increase in the average cement selling price per bag decreed in April of 1993. Sales on the paper and bag division remained on line with prior year amount while lime sales declined $199,000 as a result of a reduction in local sales.

         Revenue from real estate decreased because in 1993 a land lot was sold during the first quarter while no real estate sale has been made in 1994.

         Cost of sales as a percentage of net sales remained practically unchanged at 64% on March 31, 1994 against a 65% on March 31, 1993. Increase of $1.4 million in the total amount when compared to the prior year was the result of the strong sales experienced during this quarter when compared to 1993 first quarter. Selling, general and administrative expenses as a percentage of net sales were 10.9 % in 1994 and 13.1% in 1993.

         Interest and financial charges of $576,000 at March 31, 1994 were almost 20% lower than the $717,000 reported in 1993, in spite of the increase in long-term debt outstanding. Interest and advances for the financing of the mills conversion was capitalized to the cost of the project as permitted by accounting standard and interest on other long-term loans was lower as a result of the reduction of outstanding balances by required scheduled payments.

         Interest income of $487,000 almost doubled the total for 1993 mainly because of the increase in long-term investments which totalled $33.7 million at March 31, 1994 against $13.5 million at March 31, 1993.

New accounting standard

         Effective January 1994, the Company adopted the provisions of the Statement of Financial Accounting Standard No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". The adoption of SFAS 115 does not represent a change in the Company's accounting and reporting of this kind of investments as it continues the policy of holding them to their maturities.


Part II.  OTHER INFORMATION

Item 2.   NONE

Item 5.   NONE

Item 6.   Exhibits and Reports on Form 8-K

          NONE

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PUERTO RICAN CEMENT COMPANY, INC.
                                         (Registrant)


Date: 5/10/94                   By: /s/ Angel Amaral
     ----------------             -------------------------------
                                           Angel Amaral
                                    Vice President & Controller


Date:  5/11/94                  By: /s/ Jose O. Torres
     ----------------             -------------------------------
                                          Jose O. Torres
                                     Vice President of Finance
                                           & Treasurer

                       PUERTO RICAN CEMENT COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)



                                                               MARCH        DECEMBER
ASSETS                                                       31  1994       31  1993
                                                           ------------   ------------
CURRENT ASSETS
  Cash                                                     $    161,528   $    431,293
  Short-term investments                                      2,513,512
                                                           ------------   ------------
          Cash and Cash Equivalents                           2,675,040        431,293
                                                           ------------   ------------

  Other short-term investments                                  520,000        520,000
                                                           ------------   ------------

  Notes and accounts receivable-net of allowance for
     doubtful accounts of $1,121,667 in 1994 and
     $1,121,601 in 1993                                      16,870,898     13,626,159
                                                           ------------   ------------

  Inventories:
     Finished products                                        1,663,040      2,127,413
     Work in process                                          5,058,307      6,231,167
     Raw materials                                            3,821,812      3,276,157
     Maintenance & operating supplies                        20,680,956     20,855,519
     Land held for sale including development costs             654,721        651,580
                                                           ------------   ------------

  Total inventories                                          31,878,836     33,141,836
                                                           ------------   ------------

  Prepaid expenses                                            4,128,519      3,488,276
                                                           ------------   ------------

TOTAL CURRENT ASSETS                                         56,073,293     51,207,564
                                                           ------------   ------------

PROPERTY, PLANT & EQUIPMENT - Net of
  accumulated depreciation, depletion and amortization
  of $50,535,893 in 1994 and $48,804,646 in 1993            108,698,789    107,968,603
                                                           ------------   ------------

OTHER ASSETS
  Long-term investments                                      33,745,832     32,512,367
  Goodwill                                                      697,770        697,770
  Investments in real estate                                    704,987        704,987
  Other long-term assets                                        184,006        192,305
                                                           ------------   ------------
                                                             35,332,595     34,107,429
                                                           ------------   ------------

TOTAL                                                      $200,104,677   $193,283,596
                                                           ============   ============

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)



                                                               MARCH        DECEMBER
LIABILITIES AND STOCKHOLDERS' EQUITY                         31  1994       31  1993
                                                           ------------   ------------
CURRENT LIABILITIES
     Current portion of long-term debt                     $  7,491,735   $  7,491,735
     Accounts payable                                         4,811,183      4,656,496
     Accrued liabilities                                      5,683,278      4,500,812
     Income taxes payable                                     2,466,062        624,263
                                                           ------------   ------------
TOTAL CURRENT LIABILITIES                                    20,432,258     17,273,306

LONG-TERM LIABILITIES
     Long-term debt, less current portion                    27,623,304     26,633,080
     Deferred income taxes                                   26,163,476     26,028,233
     Postretirement benefit liability                         2,509,919      2,673,947
                                                           ------------   ------------

                                                             56,296,699     55,335,260
                                                           ------------   ------------

STOCKHOLDERS' EQUITY

     Preferred stock, authorized 2,000,000
          shares of $5.00 par value each; none issued
     Common stock authorized 20,000,000
          shares of $1.00 par value each; issued
          6,000,000 shares, outstanding 5,807,700 shares      6,000,000      6,000,000
     Additional paid-in-capital                              14,367,927     14,367,927
     Retained earnings                                      104,592,289    101,891,599
                                                           ------------   ------------

                                                            124,960,216    122,259,526
     Less:  192,300 shares of common
          stock in treasury, at cost                          1,584,496      1,584,496
                                                           ------------   ------------

STOCKHOLDERS' EQUITY NET                                    123,375,720    120,675,030
                                                           ------------   ------------

TOTAL                                                      $200,104,677   $193,283,596
                                                           ============   ============


See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                      MARCH 31
                                                               1994            1993
                                                            -----------    -----------
Net sales                                                   $22,512,334    $19,815,194
Revenue from real estate operations                              24,274        580,250
                                                            -----------    -----------

                                                             22,536,608     20,395,444
Cost of sales                                                14,488,573     12,947,876
                                                            -----------    -----------

Gross margin                                                  8,048,035      7,447,568
Selling, general & administrative expenses                    2,461,332      2,587,423
                                                            -----------    -----------

Income from operations                                        5,586,703      4,860,145
                                                            -----------    -----------
Other charges (credits):
     Interest and financial charges                             575,954        717,134
     Interest income                                           (486,966)      (243,612)
     Other income                                               (37,158)       (39,297)
                                                            -----------    -----------

          Total other charges (credits)                          51,830        434,225
                                                            -----------    -----------

Income before income tax                                      5,534,873      4,425,920
Provision for income tax                                      1,963,028      1,225,046
                                                            -----------    -----------

Income before cumulative effect of changes in
     accounting principles                                    3,571,845      3,200,874
Effect of a change in accounting for
     postretirement benefits (net of tax - $1,020,600)                      (1,409,400)
Cumulative effect of a change in accounting
     for income taxes                                                          853,410
                                                            -----------    -----------

          Net income                                        $ 3,571,845    $ 2,644,884
                                                            ===========    ===========

Income (loss) per share:
     Income before cumulative effect of changes in
          accounting                                        $      0.62    $      0.55
     Effect of a change in accounting for postretirement
          benefits                                                               (0.24)
     Cumulative effect of a change in accounting for
          income taxes                                                            0.15
                                                            -----------    -----------
     Net income                                             $      0.62    $      0.46
                                                            ===========    ===========

Common Shares Outstanding                                     5,807,700      5,807,700
                                                            ===========    ===========

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED

                                                                     MARCH 31,
                                                               1994           1993
                                                            -----------    -----------
Cash flows from operating activities:
  Net income                                                $ 3,571,845    $ 2,644,884
                                                            -----------    -----------
  Adjustments to reconcile net income to
    cash flows from operating activities:
     Effect of a change in accounting for
      postretirement benefits                                                1,409,400
     Cumulative effect of a change in accounting
      for income taxes                                                        (853,410)
     Depreciation, depletion and amortization                 1,731,408      1,722,166
     Provision for deferred income taxes                        135,243        437,949
     Postretirement benefit cost                               (164,028)        97,500
     Changes in assets and liabilities:
       Increase in notes & accounts receivable               (3,244,739)    (2,166,644)
       Decrease in inventories                                1,263,000        444,623
       Increase in prepaid expenses                            (640,243)      (400,140)
       Increase in accounts payable                             154,687        165,895
       Increase in accrued liabilities                        1,182,466        770,238
       Increase in income taxes payable                       1,821,799        810,910
       Decrease in other long-term assets                         8,299          5,749
                                                            -----------    -----------
     Total adjustments                                        2,247,892      2,444,236
                                                            -----------    -----------
     Cash provided by operations                              5,819,737      5,089,120
                                                            -----------    -----------

  Cash flows from investing activities:
   Capital expenditures                                      (2,461,594)      (535,187)
   Decrease in other short-term investments                                  1,000,000
   Purchase of long-term investments                         (1,233,465)    (4,638,951)
                                                            -----------    -----------
    Cash used in investing activities                        (3,695,059)    (4,174,138)
                                                            -----------    -----------

  Cash flows from financing activities:
   Proceeds from loan                                           990,224        846,791
   Dividends paid                                              (871,155)      (725,963)
                                                            -----------    -----------
    Cash provided by (used in) financing activities             119,069        120,828
                                                            -----------    -----------

  Increase in cash and cash equivalents                     $ 2,243,747    $ 1,035,810
                                                            ===========    ===========

  Cash and cash equivalents - beginning of year             $   431,293    $ 5,473,502
                                                            ===========    ===========
  Cash and cash equivalents - end of period                   2,675,040      6,509,312
                                                            -----------    -----------

  Increase in cash and cash equivalents                     $ 2,243,747    $ 1,035,810
                                                            ===========    ===========

See notes to consolidated financial statements.