Form 10-Q
period 1994-06-30
PUERTO RICAN CEMENT CO INC
filed 1994-08-10
CIK 81076

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

               For the quarterly period ended June 30, 1994

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ TO ______________

For Quarter Ended                 Commission file number 1-4753

                     PUERTO RICAN CEMENT COMPANY, INC.
                     ---------------------------------
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

                                    NONE
                                    ----
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES     X                    NO
                -------                     -------

               ON AUGUST 8, 1994 THERE WERE OUSTANDING 5,608,900
                 SHARES OF COMMON STOCK, $1.00 PAR VALUE.

                      PUERTO RICAN CEMENT COMPANY, INC.


                                    INDEX


                                                         PAGE NO.


Part I  -     Financial Information


              Consolidated Balance Sheet as of
              June 30, 1994 and December 31, 1993          3 - 4

              Consolidated Statement of Income
              Second quarter ended on
              June 30, 1994 and 1993                         5

              Consolidated Statement of Cash Flows
              Six months ended on
              June 30, 1994 and 1993                         6

              Notes to Consolidated Financial Statements   7 - 8

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                   8 - 10


PART II -     Other Information                              10

              Signatures                                     10

                               PUERTO RICAN CEMENT COMPANY, INC.
                                  CONSOLIDATED BALANCE SHEET
                                         (UNAUDITED)

                                                         JUNE          DECEMBER
                                                       30, 1994       31,  1993
                                                     ------------    ------------
ASSETS
CURRENT ASSETS
  Cash                                               $    277,761    $    431,293
  Short-term investments                                  550,000
                                                     ------------    ------------
    Cash and Cash Equivalents                             827,761         431,293
                                                     ------------    ------------

  Other short-term investments                          2,178,058         520,000
                                                     ------------    ------------

  Notes and accounts receivable-net of allowance for
    doubtful accounts of $1,095,122 in 1994 and
    $1,121,601 in 1993                                 17,973,526      13,626,159
                                                     ------------    ------------

  Inventories:
    Finished products                                   1,705,765       2,127,413
    Work in process                                     4,287,582       6,231,167
    Raw materials                                       3,219,283       3,276,157
    Maintenance & operating supplies                   20,347,322      20,855,519
    Land held for sale including development costs        594,666         651,580
                                                     ------------    ------------
  Total inventories                                    30,154,618      33,141,836
                                                     ------------    ------------

  Prepaid expenses                                      4,913,121       3,488,276
                                                     ------------    ------------

TOTAL CURRENT ASSETS                                   56,047,084      51,207,564
                                                     ------------    ------------

PROPERTY, PLANT & EQUIPMENT - Net of accumulated
  depreciation, depletion and amortization
  of $52,272,152 in 1994 and $48,804,646 in 1993      110,164,538     107,968,603
                                                     ------------    ------------

OTHER ASSETS
  Long-term investments                                37,612,161      32,512,367
  Goodwill                                                697,770         697,770
  Investments in real estate                              704,987         704,987
  Other long-term assets                                  172,189         192,305
                                                     ------------    ------------
                                                       39,187,107      34,107,429
                                                     ------------    ------------
TOTAL                                                $205,398,729    $193,283,596
                                                     ============    ============

See notes to consolidated financial statements.

                                    PUERTO RICAN CEMENT COMPANY, INC.
                                       CONSOLIDATED BALANCE SHEET
                                              (UNAUDITED)

                                                          JUNE           DECEMBER
LIABILITIES AND STOCKHOLDERS' EQUITY                    30, 1994        31,  1993
                                                     ------------    ------------
CURRENT LIABILITIES
  Current portion of long-term debt                  $  8,057,143    $  7,491,735
  Accounts payable                                      5,675,354       4,656,496
  Accrued liabilities                                   6,524,640       4,500,812
  Income taxes payable                                    520,840         624,263
                                                     ------------    ------------
TOTAL CURRENT LIABILITIES                              20,777,977      17,273,306

LONG-TERM LIABILITIES
  Long-term debt, less current portion                 28,442,857      26,633,080
  Deferred income taxes                                28,144,181      26,028,233
  Postretirement benefit liability                      2,612,291       2,673,947
                                                     ------------    ------------

                                                       59,199,329      55,335,260

STOCKHOLDERS' EQUITY

  Preferred stock, authorized 2,000,000
    shares of $5.00 par value each; none issued
  Common stock authorized 20,000,000
    shares of $1.00 par value each; issued
    6,000,000 shares; outstanding 5,767,700
    shares as of June 30, 1994, 5,807,700
    as of December 31, 1994.                            6,000,000       6,000,000

  Additional paid-in capital                           14,367,927      14,367,927
  Retained earnings                                   107,819,942     101,891,599
                                                     ------------    ------------

                                                      128,187,869     122,259,526
  Less:  232,300 (1993-192,300) shares of common
         stock in treasury, at cost                     2,766,446       1,584,496
                                                     ------------    ------------
STOCKHOLDERS' EQUITY NET                              125,421,423     120,675,030
                                                     ------------    ------------

TOTAL                                                $205,398,729    $193,283,596
                                                     ============    ============

See notes to consolidated financial statements.

                                           PUERTO RICAN CEMENT COMPANY, INC.
                                           CONSOLIDATED STATEMENT OF INCOME
                                                      (UNAUDITED)

                                                 Three Months Ended           Six Months Ended
                                                      June 30,                     June 30,
                                                 1994         1993            1994         1993
                                              -----------  -----------     -----------  -----------
Net sales                                     $24,762,612  $21,809,766     $47,274,946  $41,624,960
Revenue from real estate operations                24,274       24,924          48,548      605,174
                                              -----------  -----------     -----------  -----------

                                               24,786,886   21,834,690      47,323,494   42,230,134
Cost of sales                                  15,492,563   13,947,708      29,981,136   26,895,584
                                              -----------  -----------     -----------  -----------

Gross margin                                    9,294,323    7,886,982      17,342,358   15,334,550
Selling, general & administrative expenses      2,943,191    2,710,482       5,404,523    5,297,905
                                              -----------  -----------     ------------ -----------

Income from operations                          6,351,132    5,176,500      11,937,835   10,036,645
                                              -----------  -----------     -----------  -----------

Other charges (credits):
  Interest and financial charges                  579,538      732,867       1,155,492    1,450,001
  Interest income                                (553,035)    (297,715)     (1,040,001)    (541,327)
  Other expenses (income)                         (24,203)     (24,865)        (61,361)     (64,162)
                                              -----------  -----------     -----------  -----------
Total                                               2,300      410,287          54,130      844,512
                                              -----------  -----------     -----------  -----------

Income before income tax                        6,348,832    4,766,213      11,883,705    9,192,133
Tax provision                                   2,256,024    1,634,723       4,219,052    2,859,769
                                              -----------  -----------     -----------  -----------

Income before cumulative effect of changes
  in accounting principles                      4,092,808    3,131,490       7,664,653    6,332,364
Effect of a change in accounting for
  postretirement benefits (net of tax -
  $1,020,600)                                                                            (1,409,400)
Cumulative effect of a change in accounting
  for income taxes                                                                          853,410
                                              -----------  -----------     -----------  -----------
Net income                                    $ 4,092,808  $ 3,131,490     $ 7,664,653  $ 5,776,374
                                              ===========  ===========     ===========  ===========
Income (loss) per share:
  Income before cumulative effect of
    changes in accounting                     $      0.70  $      0.53     $      1.32  $      1.08
  Effect of a change in accounting for
    postretirement benefits                                                                   (0.24)
  Cumulative effect of a change in
    accounting for income taxes                                                                0.15

Net income                                    $      0.70  $      0.53     $      1.32  $      0.99
                                              ===========  ===========     ===========  ===========

Average Common Shares Outstanding               5,801,033    5,807,700       5,801,033    5,807,700
                                              ===========  ===========     ===========  ===========

                               PUERTO RICAN CEMENT COMPANY, INC.
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                   FOR THE SIX MONTHS ENDED

                                                              JUNE 30,
                                                        1994            1993
Cash flows from operating activities:
Net income                                           $  7,664,653    $  5,776,354
                                                     ------------    ------------
Adjustments to reconcile net income to
  cash flows from operating activities:
    Effect of a change in accounting for
      postretirement benefits                                           1,409,400
    Cumulative effect of a change in accounting
      for income taxes                                                   (853,410)
    Depreciation, depletion and amortization            3,467,667       3,448,153
    Provision for deferred income taxes                 2,115,948       2,028,305
    Postretirement benefit cost                          (131,656)        195,000
   Changes in assets and liabilities:
       Increase in notes & accounts receivable         (4,347,367)     (3,629,273)
       Decrease in inventories                          2,987,218       2,679,718
       Increase in prepaid expenses                    (1,424,845)     (2,432,010)
       Increase in accounts payable                     1,094,858          97,420
       Increase in accrued liabilities                  2,023,828       1,829,082
       Decrease in income taxes payable                  (103,423)       (884,612)
       Decrease in other long-term assets                  20,116          48,668
                                                     ------------    ------------
    Total adjustments                                   5,702,344       3,936,441
                                                     ------------    ------------
    Cash provided by operations                        13,366,997       9,712,795
                                                     ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                 (5,663,602)     (3,758,735)
  Decrease (increase) in other short-term investment   (2,208,058)      1,000,000
  Purchase of long-term investments                    (5,099,794)     (9,075,044)
                                                     ------------    ------------
    Cash used in investing activities                 (12,971,454)    (11,833,779)
                                                     ------------    ------------

Cash flows from financing activities:
  Proceeds from loan                                    2,375,185         846,791
  Dividends paid                                       (1,742,310)     (1,451,925)
  Purchase of treasury stocks                          (1,181,950)
                                                     ------------    ------------
    Cash provided by (used in) financing activities      (549,075)       (605,134)
                                                     ------------    ------------

Increase in cash and cash equivalents                   ($153,532)    ($2,726,118)
                                                     ============    ============

Cash and cash equivalents - beginning of year            $431,293      $5,473,502
Cash and cash equivalents - end of period                 277,761       2,747,385
                                                     ------------    ------------
Increase in cash and cash equivalents                   ($153,532)    ($2,726,117)
                                                     ============    ============

See notes to consolidated financial statements.

                      PUERTO RICAN CEMENT COMPANY, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In the opinion of the Registrant, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position at June 30, 1994 and December 31, 1993, and the results of operations and cash flows for the six months ended June 30, 1994 and 1993. The results of operations are not necessarily indicative of the results to be expected for the full year.

     Cash and cash equivalents of approximately $828,000 as of June
30, 1994 consisted principally of short-term obligations of the U.S. Federal Government or its agencies. The other short-term and long-term investments were principally obligations of the U.S. Federal
Government or its agencies with maturities ranging from over 3 months to up to 7 years. These investments resulted from excess funds generated from operations.

     As of June 30, 1994, notes and accounts receivable of $17.9 million were $4.3 million higher than the $13.6 million at December
31, 1993. Increases in notes receivable-trade and in accounts receivable-trade of $579,000 and $3.7 million, respectively, resulted mainly from higher volume sales during this period. Receivables' turnover has been maintained within normal historical levels, with an average collection period below 60 days.

     Consolidated inventories declined from $33.1 million at December
31, 1993 to $30.1 million at June 30, 1994 mainly from a reduction of finished products and work-in-process inventories (cement and clinker, respectively), as a result of the higher cement sales experienced during this period. Production of these materials during this six-month period was slightly higher, but still below the production level required by the attained volume of sales.

     The increase of $1.4 million in prepaid expenses resulted chiefly from the increase in prepaid pension expenses and the prepayment of property tax and insurance policies scheduled for this period.

     Property, Plant & Equipment of $110.2 million at June 30, 1994 includes the accumulation of $3.5 million in depreciation and depletion, and capital expenditures of $5.7 million related principally to the conversion of two existing slurry mills to cement grinding mills.

     Total current liabilities increased approximately $3.5 million on June 30, 1994 from the $17.3 million balance on December 31, 1993. Principal changes were noted in accounts payable and accrued liabilities that increased by $1.0 and $2.0 million, respectively.
The $1 million increase in accounts payable represents mostly purchases of materials and equipment related to the cement grinding conversion project. Increase of $2 million in accrued liabilities from the December 31, 1993 figure was mainly due to accruals in the property tax related to the dry process equipment combined with a seasonal high point of accruals for charges such as sales taxes and workmens compensation insurance as compared to year end.

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

     At its June 22, 1994 meeting, the Board of Directors of the Registrant declared a 15 cents per share dividend on its common stock, payable on August 12, 1994 to stockholders of record on July 15, 1994. As of June 30, 1994, the Registrant had 5,767,700 shares of common stock issued and outstanding, reflecting the purchase of 40,000 shares during the second quarter of 1994. This compares with 5,807,700 shares outstanding as of June 30, 1993.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     The current ratio for the period decreased from 2.96 to 1 in December 1993 to a 2.70 to 1 ratio as of June 1994. Working capital for the period improved from $33.9 million in December 1993 to $35.3 million in June 1994, respectively.

     Cash provided by operations totaled $13.4 million. This excess cash provided by operating activities was used to purchase long-term investments for $5.1 million and short-term investments for $2.2 million and to buy 40,000 shares of the Company's outstanding shares at a total cost of $1.2 million.

     Management believes that the quality and excellent secondary market for the long-term investments ensure good liquidity in the future. Pursuant to a share repurchase program approved in 1987 the company has continued purchasing its shares.

     The Registrant has available credit facilities with commercial banks for short-term financing and discount of trade paper from customers in the aggregate amount of $12,600,000. These credit facilities were unused during the six-month period ended on June 30, 1994.

     Over the six months ended June 30, 1994 the Company borrowed $2.4 million in additional long-term debt under the financing facilities for the conversion of two existing slurry mills to cement grinding mills. Total long-term debt includes total borrowings of $9 million related to the mill conversion to cement grinding project.

     The approximate aggregate maturities of long-term debt for the remainder of 1994 and thereafter are as follows:

          1994                  $  8,057,143
          1995                     9,057,143
          1996                     8,057,143
          1997                     6,128,571
          1998                     5,200,000
                                 -----------
          Totals                 $36,500,000
                                 ===========

     Loan agreements with term lenders contain certain restrictions concerning working capital, indebtedness, dividends, investments and certain advances, among others.


Results of Operations

     Consolidated net sales for the second quarter reported an increase of 13.5% when compared to the same period of the prior year, mainly due to an increase of 868,000 bags or 18.7%, in total cement sales (5,507,000 bags in 1994 - 4,639,000 in 1993). For the six-month period ended on June 30, 1994 the value of reported sales reached a total of $47.3 million against $41.6 million for the same period of 1993, an increase of $5.7 million. Sales of cement, in bags, went from 9,206,000 as of June 30, 1993 to 10,471,000 as of June 30, 1994, an increase of 1,265,000 bags. An increase in the selling price of cement, effective April 1993, also affected dollar sales volume in the first half of 1994 as compared to the same period in 1993. Total local cement consumption registered a 10.5% increase as a result of extremely good weather resulting from the drought experienced on the Island over the first half of 1994. Management estimates higher construction levels result from accelerated work on actual backlogs and future volume might not be sustained at these levels unless an increase in backlogs from new construction work is generated.

The drought and product substitution has also affected sales of chemical lime used for water purification by the government owned Acueducts and Sewer Authority, a factor which has motivated a decline in total sales for our Florida Lime subsidiary during the first half in 1994. Sales on the lime subsidiary declined 21.7% from $2.1 million in 1993 to $1.7 million in 1994 as a consequence of the decline in local sales, while sales on the paper and bag division remained almost unchanged.

     Revenue from real estate decreased because in 1993 a land lot was sold during the first quarter while no real estate has been sold in 1994.

     The Company's gross margin held steady at 36% for the six-month periods ended on June 30, 1994 and June 30, 1993 despite the increase in total cost of sales from one year to another. Higher average selling prices compensated for the increase in selling costs resultant from the higher sales volume in the first half of 1994 as compared to the same period in 1993.

     Selling and administrative expenses were $5.4 million in 1994 compared to $5.3 million in 1993. The 2% increase was principally due to normal inflationary increases in salaries, wages and related fringe benefits.

     Interest and financial charges of $1.1 million at June 30, 1994 declined approximately $295,000 compared with 1993 in spite of the increase in long-term debt outstanding. Capitalization of interest related to the financing of the mills' conversion project and lower average rates on term debt offset the effect of this increased level of long-term debt.

     Interest income for the period reflects an increase of $499,000 over the 1993 figure. A higher volume in long-term investments, as compared to the same period in 1993, was the principal reason of this increase.



Part II.  OTHER INFORMATION.

Item 2.   NONE

Item 5.   NONE

Item 6.   Exhibits and Reports on Form 8-K

          NONE

                                 SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PUERTO RICAN CEMENT COMPANY, INC.
                                         (Registrant)


Date: August 8, 1994          By:       /s/ Angel Amaral
      --------------                ---------------------------
                                            Angel Amaral
                                    Vice President & Controller


Date: August 8, 1994          By:     /s/ Jose O. Torres
      --------------                ---------------------------
                                          Jose O. Torres
                                     Vice President of Finance
                                           & Treasurer