Form 10-Q
period 1994-09-30
PUERTO RICAN CEMENT CO INC
filed 1994-11-14
CIK 81076

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

        For the quarterly period ended September 30, 1994

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ TO ______________

For Quarter Ended __________________  Commission file number 1-4753
                                                             ------

                      PUERTO RICAN CEMENT COMPANY, INC.
            (Exact name of registrant as specified in its charter)


      COMMONWEALTH OF PUERTO RICO                 51-A-66-0189525
      ---------------------------                 ---------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

       PO Box 364487 - San Juan, P.R.                00936-4487
       ------------------------------                ----------
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

                COMMON STOCK -$1.00 PAR VALUE 5,767,899 SHARES

                      PUERTO RICAN CEMENT COMPANY, INC.


                                    INDEX


                                                         PAGE NO.


Part I  -     Financial Information


              Consolidated Balance Sheet as of
              September 30, 1994 and December 31, 1993     1 - 2

              Consolidated Statement of Income
              Third quarter ended on
              September 30, 1994 and 1993                    3

              Consolidated Statement of Cash Flows
              Nine months ended on
              September 30, 1994 and 1993                    4

              Notes to Consolidated Financial Statements   5 - 6

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                   6 - 8


PART II -     Other Information                              9

              Signatures                                    10

                      PUERTO RICAN CEMENT COMPANY, INC.
                          CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                                    SEPTEMBER        DECEMBER
ASSETS                                              30, 1994         31, 1993
                                                   ------------    ------------
CURRENT ASSETS
  Cash                                             $    296,696    $    431,293
  Short-term investments                              1,097,898
                                                   ------------    ------------
   Cash and Cash Equivalents                          1,394,594         431,293
                                                   ------------    ------------

  Other short-term investments                        1,594,195         520,000
                                                   ------------    ------------

  Notes and accounts receivable-net of allowance
    for doubtful accounts of $1,094,997 in 1994
    and $1,121,601 in 1993                           17,150,607      13,626,159
                                                   ------------    ------------

  Inventories:
    Finished products                                 1,991,966       2,127,413
    Work in process                                   3,308,731       6,231,167
    Raw materials                                     2,939,350       3,276,157
    Maintenance & operating supplies                 18,462,351      20,855,519
    Land held for sale including development costs      594,666         651,580
                                                   ------------    ------------
  Total inventories                                  27,297,064      33,141,836
                                                   ------------    ------------

  Prepaid expenses                                    5,092,019       3,488,276
                                                   ------------    ------------

TOTAL CURRENT ASSETS                                 52,528,479      51,207,564
                                                   ------------    ------------

PROPERTY, PLANT & EQUIPMENT - Net of accumulated
  depreciation, depletion and amortization
  of $53,951,662 in 1994 and $48,804,646 in 1993    111,158,501     107,968,603
                                                   ------------    ------------

OTHER ASSETS
  Long-term investments                              40,422,577      32,512,367
  Other long-term assets                              1,563,584       1,595,062
                                                   ------------    ------------
                                                     41,986,161      34,107,429
                                                   ------------    ------------

TOTAL                                              $205,673,141    $193,283,596
                                                   ============    ============

See notes to consolidated financial statements.

                      PUERTO RICAN CEMENT COMPANY, INC.
                          CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                                    SEPTEMBER        DECEMBER
LIABILITIES AND STOCKHOLDERS' EQUITY                 30, 1994        31, 1993
                                                   ------------    ------------

CURRENT LIABILITIES
  Current portion of long-term debt                $  6,178,571    $  7,491,735
  Accounts payable                                    5,466,537       4,656,496
  Accrued liabilities                                 6,681,960       4,500,812
  Income taxes payable                                  344,823         624,263
                                                   ------------    ------------
TOTAL CURRENT LIABILITIES                            18,671,891      17,273,306

LONG-TERM LIABILITIES
  Long-term debt, less current portion               32,492,132      26,633,080
  Deferred income taxes                              28,729,734      26,028,233
  Postretirement benefit liability                    2,574,968       2,673,947
                                                   ------------    ------------
                                                     63,796,834      55,335,260
                                                   ------------    ------------

STOCKHOLDERS' EQUITY

  Preferred stock, authorized 2,000,000
    shares of $5.00 par value each; none issued
  Common stock authorized 20,000,000
    shares of $1.00 par value each; issued
    6,000,000 shares, outstanding 5,634,100 shares    6,000,000       6,000,000
  Additional paid-in capital                         14,367,927      14,367,927
  Retained earnings                                 109,835,735     101,891,599
                                                   ------------    ------------
                                                    130,203,662     122,259,526
  Less:  365,900 (1993-192,300) shares of common
         stock in treasury, at cost                   6,999,246       1,584,496
                                                   ------------    ------------
STOCKHOLDERS' EQUITY NET                            123,204,416     120,675,030
                                                   ------------    ------------
TOTAL                                              $205,673,141    $193,283,596
                                                   ============    ============

See notes to consolidated financial statements.

                              PUERTO RICAN CEMENT COMPANY, INC.
                              CONSOLIDATED STATEMENT OF INCOME
                                        (UNAUDITED)

                                                         Three Months Ended          Nine Months Ended
                                                            September 30,              September 30,
                                                          1994         1993          1994         1993
                                                      -----------  -----------   -----------  -----------
Net sales                                             $23,541,842  $21,651,250   $70,816,788  $63,276,210
Revenue from real estate operations                        24,273       24,273        72,821      629,447
                                                      -----------  -----------   -----------  -----------

                                                       23,566,115   21,675,523    70,889,609   63,905,657
Cost of sales                                          16,570,557   13,257,982    46,551,693   40,153,566
                                                      -----------  -----------   -----------  -----------

Gross margin                                            6,995,558    8,417,541    24,337,916   23,752,091
Selling, general & administrative expenses              2,957,582    2,544,349     8,362,105    7,842,254
                                                      -----------  -----------   -----------  -----------

Income from operations                                  4,037,976    5,873,192    15,975,811   15,909,837
                                                      -----------  -----------   -----------  -----------

Other charges (credits):
  Interest and financial charges                          592,808      702,964     1,748,300    2,152,965
  Interest income                                        (620,512)    (361,455)   (1,660,513)    (902,782)
  Other income                                            (30,068)     (27,556)      (91,429)     (91,698)
                                                      -----------  -----------   -----------  -----------
Total                                                     (57,772)     313,953        (3,642)   1,158,485
                                                      -----------  -----------   -----------  -----------

Income before income tax                                4,095,748    5,559,239    15,979,453   14,751,352
Tax provision                                           1,235,965    2,101,105     5,455,017    4,960,874
                                                      -----------  -----------   -----------  -----------

Income before cumulative effect of changes
  in accounting principles                              2,859,783    3,458,134    10,524,436    9,790,478
Effect of a change in accounting for
 postretirement benefits (net of tax -
 $1,020,600)                                                                                   (1,409,400)
Cumulative effect of a change in accounting
 for income taxes                                                                                 853,410
                                                      -----------  -----------   -----------  -----------
Net income                                            $ 2,859,783  $ 3,458,134   $10,524,436   $9,234,488
                                                      ===========  ===========   ===========  ===========

Income (loss) per share:
  Income before cumulative effect of
    changes in accounting                                   $0.50        $0.60         $1.82        $1.68
  Effect of a change in accounting for
   postretirement benefits                                                                          (0.24)
  Cumulative effect of a change in
   accounting for income taxes                                                                       0.15
                                                      -----------  -----------   -----------  -----------
Net income                                                  $0.50        $0.60         $1.82        $1.59
                                                      ===========  ===========   ===========  ===========

Common Shares Outstanding                               5,767,899    5,807,700     5,767,899    5,807,700
                                                      ===========  ===========   ===========  ===========

                      PUERTO RICAN CEMENT COMPANY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED

                                                            SEPTEMBER 30,
                                                        1994            1993
                                                    -----------     -----------
Cash flows from operating activities:
Net income                                          $10,524,436     $ 9,234,488
                                                    -----------     -----------
Adjustments to reconcile net income to
  cash flows from operating activities:
    Effect of a change in accounting for
      postretirement benefits                                         1,409,400
    Cumulative effect of a change in accounting
      for income taxes                                                 (853,410)
    Depreciation, depletion and amortization          5,209,702       5,184,071
    Provision for deferred income taxes               2,701,501       2,708,929
    Postretirement benefit cost                         (98,979)        292,500
   Changes in assets and liabilities:
       Increase in notes & accounts receivable       (3,524,448)     (4,458,061)
       Decrease in inventories                        5,844,772       2,392,660
       Increase in prepaid expenses                  (1,603,743)     (1,583,163)
       Increase in accounts payable                     836,111         956,055
       Increase in accrued liabilities                2,181,148       1,549,342
       Decrease in income taxes payable                (279,440)       (174,386)
       Decrease in other long-term assets                31,478          60,032
                                                    -----------     -----------
    Total adjustments                                11,298,102       7,483,969
                                                    -----------     -----------
    Cash provided by operations                      21,822,538      16,718,457
                                                    -----------     -----------

Cash flows from investing activities:
  Capital expenditures                               (8,399,600)     (5,675,812)
  Increase in other short-term investments           (1,074,195)       (743,471)
  Purchase of long-term investments                  (7,910,210)    (14,778,244)
                                                    -----------     -----------
    Cash used in investing activities               (17,384,005)    (21,197,527)
                                                    -----------     -----------

Cash flows from financing activities:
  Payment of principal on long-term debt            (10,892,859)     (8,541,592)
  Proceeds from loan                                 15,438,747      10,506,015
  Dividends paid                                     (2,606,370)     (1,451,925)
  Purchase of treasury stocks                        (5,414,750)
                                                    -----------     -----------
    Cash (used in) provided by financing activities  (3,475,232)        512,498
                                                    -----------     -----------

Increase (decrease) in cash and cash equivalents    $   963,301     ($3,966,572)
                                                    ===========     ===========

Cash and cash equivalents - beginning of year       $   431,293     $ 5,473,502
Cash and cash equivalents - end of period             1,394,594       1,506,930
                                                    -----------     -----------

Increase (decrease) in cash and cash equivalents    $   963,301     ($3,966,572)
                                                    ===========     ===========

See notes to consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In the opinion of the Registrant, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position at September 30, 1994 and December 31, 1993, and the results of operations and cash flows for the nine months period ended on September 30, 1994 and 1993. The results of operations are not necessarily indicative of the results to be expected for the full year.

     Cash and cash equivalents of approximately $1.4 million as of September 30, 1994 consisted principally of short-term obligations of the U.S. Federal Government or its agencies. Other short-term, and long-term investments were principally obligations of the U.S. Federal Government or its agencies with maturities ranging from over 3 months to up to 7 years. These investments resulted from excess funds generated from operations.

     As of September 30, 1994, notes and accounts receivable totaled $17.1 million, an increase of $3.5 million from the $13.6 million balance at December 31, 1993. The increase reflects principally the higher demand for cement we have been experiencing this year as a result of favorable weather conditions, which has permitted construction projects to maintain an uninterrupted pace. Receivables' turnover has been maintained within normal historical levels, with an average collection period below 60 days.

     The decrease of $5.8 million in consolidated inventories was due principally to a decline in the work-in-process (clinker) and maintenance & operating supply inventories. Clinker inventory declined, albeit a slightly higher level of production of this intermediate product, due to an increase in its consumption as more material was used in the production of cement to provide for the higher sales experienced during this period. The decrease in maintenance & operating supplies was mainly due to major maintenance and replacement of worn interchangeable machinery parts performed during this quarter.

     Prepaid expenses increased 46% when compared to December 1993 as the result of prepaid property tax payments scheduled for this period and an increase in the prepaid pension plan.

     Net property, plant & equipment increased by $3.2 million due to capital expenditures related principally to the mill conversion project of $8.4 million offset by $5.2 million in accumulated depreciation and depletion during the reporting period.

     Accounts payable increased 17% when compared to December 1993 due mostly to purchases of materials and equipment used in the mill conversion project. Accrued liabilities increased $2.2 million due mainly to the increase in property tax accrual and other accruals.

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

     At its September 28, 1994 meeting, the Board of Directors of the Registrant declared a 15 cents per share dividend on its common stock, payable on November 11, 1994 to stockholders of record on October 11, 1994. As of September 30, 1994, the Registrant has 5,634,100 shares of common stock issued and outstanding. This compares with 5,807,700 shares outstanding as of September 30, 1993. During the third and second quarter 133,600 and 40,000 shares, respectively, were purchased.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     At September 30, 1994 and December 31, 1993 the Company had working capital of $33.9 million for both periods, with current ratios of 2.81 to 1 and 2.96 to 1, respectively.

     Cash provided by operations for the period ended in September 1994 totaled $21.8 million. This cash provided by operating activities was used by the Company to purchase short and long-term investments, pay dividends, finance portions of the capital expenditure's program and reacquire outstanding shares of the Company.

     The Company has available credit facilities with commercial banks for short-term financing and discount of trade paper from customers in the aggregate amount of $12,600,000. At September 30, 1994 no amount was outstanding under this credit facility.

     The Company believes that its cash balance, short and long-term investments, short-term borrowing facilities and operating cash flows are sufficient to meet its operating liquidity needs in the future.

     Total long-term debt increased $4.5 million reflecting the net effect of proceeds of $15.4 million in new loans offset by payments of $10.9 million. During this period, some of these new borrowings were used to finance the mill conversion project. Other portions were used in the restructuring of an existing loan to take advantage of lower interest rates and its resulting interest cost savings.

     Approximate aggregate maturities of long-term debt for the remaining of 1994 and thereafter are as follows:

          1994                   $ 2,428,571
          1995                    10,242,132
          1996                     6,178,571
          1997                     2,821,429
          1998                     7,000,000
          1999                    10,000,000
                                 -----------

          Totals                 $38,670,703
                                 ===========

     The above schedule of maturities of long-term debt includes as payable in 1994 and 1995, borrowing under the interim financing that are convertible to permanent financing at the completion of the mill conversion project.

     Loan agreements with term lenders contain certain restrictions concerning working capital, indebtedness, dividends, investments and certain advances, among others.


Results of Operations

     Consolidated net sales for the third quarter reported an increase of 8.7% when compared to the same period of the prior year, due mainly to an increase of 569,000 bags, or 12%, in total cement sales (5,230,000 bags in 1994 - 4,671,000 in 1993). For the nine-month period ended on September 30, 1994 the value of reported net sales reached a total of $70.8 million against $63.3 million for the same period of 1993, an increase of $7.5 million. Sales of cement, in bags, went from 13,877,000 as of September 30, 1993 to 15,702,000 as of September 30, 1994, an increase of 1,825,000 bags. This responds to a 9.3% increase in local cement consumption as a result of the prevailing dry weather brought by the drought experienced on the Island over the year 1994 which has permitted the acceleration of construction projects.

     On the contrary, the drought in combination with product substitution used for water purification by the government owned Aqueducts and Sewer Authority, has caused a decline in total sales for our Florida Lime subsidiary during the nine months period ended on September 30, 1994. Sales on the lime subsidiary declined 18.3% from $3.2 million in 1993 to $2.6 million in 1994. In the paper and bag division sales decreased 4.7%.

     Revenue from real estate decreased because no real estate has been sold in 1994, while in 1993 a land lot was sold during the first quarter.

     Cost of sales for the third quarter of 1994 as well as for the year to date figure increased 25% and 16%, respectively, when compared to the prior year. The increase was due mainly to major overall maintenance and replacement work performed during the third quarter at a cost of approximately $2.3 million which was not previously anticipated. According to experts consulted in regards to operation of dry process systems, this kind of work is not recurrent on an annual basis but should be expected to take place every three to five years.

     This increase in cost of sales, caused a drop in gross margin from 38.8% in the third quarter of 1993 to 29.7% in the third quarter of 1994. Eliminating the impact that the $2.3 million maintenance work performed during this quarter had on cost of sales, gross margin for this quarter would have had increased to 39.5%, slightly higher than last year's third quarter figure.

     Selling and administrative expenses were $8.4 million for 1994 compared to $7.8 million for 1993. The 6.6% increase was principally the result of general inflationary increases in salaries, wages and related fringe benefits.

     For the third quarter of 1994 as well as for the nine months period ended on September 30, 1994, interest and financial charges decreased 15.7% and 18.8%, respectively. This decline was due mainly to the capitalization of interest related to the financing of the mills' conversion project plus lower average interest rates on term debt.

     Interest income for the period reflects an increase of $758,000 over the 1993 figure. A higher balance in long-term investments, which totaled $40.4 million at September 30, 1994, was the principal reason of this increase.

Part II.  OTHER INFORMATION.

Item 2.   NONE

Item 5. The 1994 Puerto Rico Tax Reform Bill has been approved by both the Houses of Representatives and the Senate, and signed by the Governor. The effective date of this Legislation is June 30, 1995, with the full effect of the changes taking place in taxable years 1996 and thereafter.

     The new bill, among its many changes, provides for a reduction in the tax rate for corporations and a new accelerated method of depreciation. It also repeals the reserve method for bad debts as well as the deduction for flexible depreciation for property acquired after December 31, 1995.

     Management estimates that the enactment of this new law will probably result in a reduction in the deferred income tax liability principally from the reduction in the maximum tax rate from 42% to 39%. No immediate impact is expected from the elimination of the flexible depreciation deduction since the Company has sufficient property available to be flexibly depreciated for various years. But in the long-term, the Company believes that the new accelerated depreciation method may bring an increase in total cash payments for income tax.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          10.  Material Contracts

               10.1 Loan agreement between the Registrant and Banco Popular de Puerto Rico for the amount of $7,000,000, dated September 15, 1994, used to refinance the outstanding balance of another loan. As provided in the loan agreement, securities with a face value of $3.8 million has been pledged as collateral.

               10.2 Letter from Banco Popular de Puerto Rico dated July 11, 1994 whereby sections of the loan agreements dated August
20, 1993 and December 8, 1993 were amended. Both loan agreements were filed as exhibits to Form 10-K for the year ended on December 31, 1993.

          27.  Financial Data Schedule (for SEC use only)

               (b) Reports on Form 8-K

                   NONE

                                 SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PUERTO RICAN CEMENT COMPANY, INC.
                               ---------------------------------
                                         (Registrant)


Date:  10/28/94                 By:   /s/ Angel Amaral
      ---------------               -----------------------------
                                         Angel Amaral
                                   Vice President & Controller


Date:  10/28/94                 By:   /s/ Jose O. Torres
     ---------------                -----------------------------
                                           Jose O. Torres
                                     Vice President of Finance
                                           & Treasurer