Form 10-K405
PUERTO RICAN CEMENT CO INC
filed 1995-03-31
CIK 81076

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K
    [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1994 or

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    ------------

                        Commission file number 1-4753

                      PUERTO RICAN CEMENT COMPANY, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

  COMMONWEALTH OF PUERTO RICO                                  51-A-66-0189525
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

 PO Box 364487 - San Juan, Puerto Rico                             00936-4487
----------------------------------------                           ----------
(Address of Principal Executive Offices)                           (Zip Code)

                                (809) 783-3000
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12 (b) of the Act:

                                                    Name of Each Exchange
     Title of Each Class                             on Which Registered
     -------------------                            ---------------------
Common Stock, $1.00 par value                      New York Stock Exchange

          Securities registered pursuant to Section 12 (g) of the Act:

                                      NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X        No
                                   ---          ---

                          [Cover page 1 of 2 pages]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant is $110,751,551 (exclusive of shares respecting which affiliates have either sole or shared voting and dispositive power). This market value was computed by reference to the closing price of the stock on The New York Stock Exchange on March 17, 1995.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report:

Common Stock,  $1.00 par value          5,494,200 shares

                     Documents Incorporated by Reference

        1. Annual Report to security holders for the fiscal year ended December 31, 1994, which is incorporated into Parts I and II.

        2. Definitive Proxy Statement filed pursuant to Regulation 14A which is incorporated into Part III.





                          [Cover page 2 of 2 pages]

                 CROSS REFERENCE SHEET AND TABLE OF CONTENTS

                                                         Page Number
                                                              or
                                                         (Reference)
                                                         -----------
Part I.

   Item 1.  Business....................................    6  (1)
            a) General Development of Business..........    6
            b) Financial Information About
               Industry Segments .......................    6  (2)
            c) Narrative Description of Business........    6
            d) Financial Information about Foreign and
               Domestic Operations and Export Sales.....   11
            e) Executive Officers of the Registrant.....   11

   Item 2.  Properties..................................   14  (3)

   Item 3.  Legal Proceedings...........................   15  (4)

   Item 4.  Submission of Matters to a Vote of
            Security Holders............................   15

Part II.

   Item 5.  Market for the Registrant's Common Equity
            and Related Stockholder Matters.............       (5)

   Item 6.  Selected Financial Data.....................       (6)

   Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations .................................       (7)

   Item 8.  Financial Statements and Supplementary
            Data........................................       (8)

   Item 9.  Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure......   15
Part III.
   Item 10. Directors of the Registrant.................   15
            a) Identification of Directors..............   15  (9)
   Item 11. Executive Compensation......................   16 (10)
   Item 12. Security Ownership of Certain Beneficial
            Owners and Management.......................   16 (11)
   Item 13. Certain Relationships and Related
            Transactions................................   16 (12)
Part IV.
   Item 14. Exhibits, Financial Statement Schedules
            and Reports on Form 8-K.....................   16
            a) Financial Statements.....................   16
            b) Exhibits.................................   17
            c) Reports on Form 8-K......................   17

(1) Information incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1994 ("Annual Report") and the Board of Directors' Proxy Statement for use in connection with the Registrant's annual meeting of stockholders to be held May 3, 1995 ("Proxy Statement").

(2) Annual Report, page 28, section entitled "Notes to Consolidated Financial Statements, Note 12/Financial Data by Industries."

(3) Annual Report, page 25, section entitled "Notes to Consolidated Financial Statements, Note 4/Property, Plant and Equipment," and page 29, section entitled "Notes to Consolidated Financial Statements,
        Note 13/Lease Commitments."

(4) Annual Report, page 29, section entitled "Notes to Consolidated Financial Statements, Note 15/Contingent Liabilities and Other Commitments."

(5) Annual Report, page 33, section entitled "Common Share Prices and Dividends Per Share," page 31, section entitled "Five-Year Statistical Comparison," and page 25, section entitled "Notes to Consolidated Financial Statements, Note 9/Long-term Debt."

(6)     Annual Report, page 19, section entitled "Selected Financial Data."

(7) Annual Report, pages 17 to 18, section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(8) Annual Report, pages 20 to 31, sections entitled "Consolidated Balance Sheet," "Consolidated Statement of Income and Retained Earnings," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements," "Report of Independent Accountants," "Financial Results by Quarter," "Consolidated Fourth Quarter Results," and "Five-Year Statistical Comparison."

(9) Proxy Statement, pages 2 to 7, section entitled "Information about Nominees, Directors and Principal Stockholders."

(10) Proxy Statement, pages 10 to 17, section entitled "Executive Compensation," through and including section entitled "Certain Transactions with Management."

(11) Proxy Statement, pages 2 to 9, sections entitled "Information about Nominees, Directors and Principal Stockholders" and "Security Ownership of Certain Beneficial Owners."

(12) Proxy Statement, pages 16 to 17, sections entitled "Certain Transactions with Management" and "Compensation Committee Interlocks and Insider Participation."

                                    PART I

Item 1. Description of Business

        (a)  General Development of Business

        Puerto Rican Cement Company, Inc. (the "Registrant"), a corporation organized under the laws of the Commonwealth of Puerto Rico in 1938, has been engaged since the beginning of the fiscal year for which this report is filed in three principal industry segments, namely: (i) cement and related products,
(ii) paper and packaging and (iii) realty operations.

        During fiscal year 1994, there were no major changes in the industry segments of the Registrant, nor was the Registrant or any of its subsidiaries subject to any significant change in its form of organization.

        (b)  Financial Information About Industry Segments

        Information on the industry segments in which the Registrant has been engaged for the last three fiscal years, including the amounts of revenue, operating profit and identifiable assets attributable to each of the Registrant's industry segments, is included as part of the Registrant's Annual Report to Stockholders for the year ended December 31, 1994 (the "Annual Report"), page 28, section entitled "Notes to Consolidated Financial Statements, Note 12/Financial Data by Industries," which includes the financial statements and schedules furnished pursuant to Item 14 and is incorporated herein by reference.

        (c)  Narrative Description of Business

             (i)  Principal Products or Services

        The principal products produced or services rendered by the Registrant are:

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

        Portland grey cement is used primarily in the construction of residential, commercial and public buildings and in the construction of highways. During the fiscal year ended December 31, 1994, the Registrant sold 5,104,038 barrels of grey cement. Substantially all of these sales were made to customers in Puerto Rico.

        During the fiscal year ended December 31, 1994, approximately 35.4% of the hydrated lime produced by the Registrant was sold to the construction and agricultural industry and the remaining 64.6% was sold to other industries for chemical usage, both locally and in export markets. Approximately 37.4% (43.7% in 1993) of total sales of hydrated lime, mainly for use in connection with chemical water purification, were made to the local Government or its agencies.

        Multiwall paper bags produced by the Registrant's St. Regis Paper and Bag Division were marketed almost exclusively in Puerto Rico and were used by the following customers: 40% by the Registrant and its subsidiaries for packing its products; 2% for packaging of cement and related products by other producers; 5% by sugar producers; 44% by the grain and animal feed industry; and 9% for coffee, chemical, rice, fertilizers and other miscellaneous uses.

        The Registrant and Desarrollos Multiples Insulares, Inc., a wholly-owned subsidiary, own and hold for future development and sale approximately 532 acres of land throughout Puerto Rico.

Total Revenue

        Set forth below are the (i) total revenue (in thousands of dollars) for each of the last three fiscal years contributed by any class of similar products which accounted for 10% or more of the Registrant's consolidated net sales in such fiscal year and (ii) the Registrant's consolidated net sales (in thousands of dollars) for each of the last three fiscal years:

                                               Registrant's
               Sales of Portland               Consolidated
                  grey cement                    net sales
         1994       $84,168                      $92,830
         1993        73,895                       84,028
         1992        70,060                       80,022


Methods of Distribution

        The Registrant sells and distributes cement (both in bulk and bagged) and related products in Puerto Rico to (i) customers on a direct basis, (ii) to independent local distributors (which include ready mix concrete producers, building material dealers, concrete products manufacturers, and government agencies), and (iii) to general and highway contractors.

             (ii)   New Products

        The Registrant has not made any public announcements regarding, not has it otherwise made public information about, a new product or industry segment that is material to the Registrant's business.

             (iii)  Raw Materials

        The Registrant owns in fee properties containing limestone and sand deposits which directly adjoin or are close to its cement and hydrated lime plant sites. The Registrant also owns properties near such plants which contain clay deposits. The Registrant has not conducted a systematic exploratory drilling program ordinarily considered necessary for the establishment of limestone and other raw materials reserves and, accordingly, makes no tonnage estimate of the availability of such raw materials. However, on the basis of scattered drilling results on deposits of substantial depths, and past and present production from the Registrant's properties, the Registrant believes that the availability of limestone and other raw materials presents no foreseeable problem. There have been no recent material mining changes in the exploitation of the principal raw material deposits, and none are expected. The Registrant purchases raw gypsum in the open market from sources outside Puerto Rico. Coal for firing the kilns is purchased from Carbones de Colombia, S.A., a Colombian supplier, under a long-term supply contract. Electricity is purchased from the Puerto Rico Electric Power Authority, and water is obtained from wells on the Registrant's properties.

             (iv)   Patents and Trademarks

        St. Regis Paper and Bag Division has the right to use until December 31, 1995 certain trademarks, tradenames and patents owned by Stone Container Corporation (which were once owned by St. Regis Paper Company of New York, then acquired by Champion International during 1985, and thereafter sold to Stone Container Corporation). The Registrant is negotiating, on an annual basis, for renewal of this agreement for continued utilization of such trademarks, tradenames and patents. The Registrant believes that failure to renew such agreement would have no material impact on this segment of its business.

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

             (vi)   Credit and Working Capital Practices

        As of December 31, 1994, the Registrant had invested approximately 14% of its total assets in inventory, which consists mainly of operating supplies and repair parts for its equipment. Taking into account the geographical locations of the Registrant's manufacturing facilities as compared to the geographical locations of its major suppliers, such investment in inventory is considered normal by industry standards. No significant amounts of finished goods are required to be maintained in inventory to meet rapid delivery requirements of customers. The Registrant sells its products to customers under normal commercial open account payment terms.

             (vii)  Customers

        During fiscal year 1994, 41% of the Registrant's total dollar sales in the cement and related products segment were made to 10 unrelated customers. One of these customers, Concreto Mixto, Inc., accounted for approximately 11% of the Registrant's consolidated sales.

             (viii) Backlog

        In the opinion of the Registrant, backlog is not a relevant consideration in the type of business in which it is engaged.

             (ix)   Government Contracts

        No material portion of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

             (x)    Competition

        The Registrant is the principal producer of cement, hydrated lime and multiwall paper bags in Puerto Rico. During 1994, the other cement manufacturing company in Puerto Rico, San Juan Cement Company, Inc., which began production at the end of May 1970, accounted for approximately 40.02% of the total bags of cement sold in Puerto Rico. No cement was imported to the Puerto Rico market during 1994.

        The Registrant competes on the basis of the price and quality of its products.

             (xi)   Research and Development

        During the last three fiscal years, other than the conversion of two slurry mills to cement grinding mills which is currently in progress, the Registrant has not spent any material amounts on research and development activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques for itself or for any of its customers.

             (xii)  Environmental Compliance

        During 1978, the Registrant completed the installation of air pollution control equipment in its Ponce cement and lime plants at an aggregate approximate cost of $17,000,000. Such equipment was installed in order to comply with (i) regulations established by the Environmental Quality Board of Puerto Rico and (ii) the terms of a consent order signed in August 1974 (as amended in July 1976 and February 1978) with the Federal Environmental Protection Agency.

        The Registrant financed the cost of the pollution abatement program through a loan obtained in 1975 from the Government Development Bank for Puerto Rico. This loan was extinguished in 1985 as fully described in a Current Report on Form 8-K dated September 1985.

        The Registrant's plants are in compliance with existing environmental regulations. No significant expenditures for pollution control equipment are expected in the near future.

        Regulations issued by the United States Environmental Protection Agency limit the Registrant's annual production capacity. In 1994, such regulations limited the Registrant's capacity to 5,165,000 barrels of clinker. The Registrant complied with these limitations and such limitations did not have a material effect on the capital expenditures, earnings or competitive position of the Registrant.

             (xiii) Employees

        As of December 31, 1994, the Registrant and its subsidiaries had 552 employees.

        (d) Financial Information about Foreign and Domestic Operations and Export Sales

        None of the Registrant's industry segments depend to any material extent on foreign operations.

        (e)  Executive Officers of the Registrant

        1. Carlos J. Suarez (1), age 70, Director; Chairman of the Board and Chief Executive Officer of the Registrant from April 1, 1985 to December 31, 1994; President from October 1983 to December 31, 1987; Executive Vice President from June 1982 to October 1983; Senior Vice President from 1980 to June 1982, Vice President of Operations from 1973 to 1980.

        2. Antonio Luis Ferre (2), age 61, Director; Vice Chairman of the Board of the Registrant from 1985 through December 1994; Chairman of the Board from 1980 through 1985; President of El Dia, Inc. (newspaper publishing company) since 1969; Director of Metropolitan Life Insurance Company of New York (insurance company) since 1987; Director and Vice Chairman of BanPonce Corporation (bank holding company) since 1984 and Banco de Ponce (commercial bank) from 1959 to 1990; Director and Vice Chairman of Banco Popular de Puerto Rico (commercial bank) since 1991; Director of Pueblo Extra Supermarket (food retailer) since 1993.

        3.  Alberto M. Paracchini, age 62, Director; Vice Chairman of the
Board of the Registrant since 1968; Chairman of the Board and Chief Executive Officer from 1983 to 1990 and President from 1980 to 1990 of Banco de Ponce (commercial bank); President from 1984 to 1990 and Director and Chairman of the Board from 1985 to 1993 of BanPonce Corporation (bank holding company); Chairman of the Board from 1986 to 1993 of Vehicle Equipment Leasing Corporation (automobile leasing company); Director since 1991 and Chairman of the Board from 1991 to 1993 of Banco Popular de Puerto Rico (commercial bank), Popular Leasing & Rental, Inc. and Popular Consumer Services, Inc.; Director of HDA Management Corporation since December 1993, Equus Management Co. since August 1994 and Venture Capital Fund since March 1994.

        4. Miguel Nazario (3), age 47, Vice President of the Registrant from August 8, 1994 to December 31, 1994; prior to joining the Registrant, Mr. Nazario held various administrative positions over a ten-year period, most recently as a member of the Corporate Manufacturing Staff of Digital Equipment Corporation.

        5. Hector del Valle (4), age 57, Director; President of the Registrant from January 1, 1988 to December 31, 1994; Senior Vice President in charge of Finance from October 1983 to December 31, 1987; Secretary from January 1984 to December 31, 1987; Vice President of Finance and Treasurer from June 1982 to October 1983; Assistant Vice President of Finance from 1976 to June 1982; Treasurer from 1973 to 1976.

        6. Jose J. Suarez, age 59, Director; Executive Vice President in charge of Operations of the Registrant since January 1, 1988; Senior Vice President in charge of Operations from October 1983 to December 31, 1987; Vice President of Operations from June 1982 to October 1983.

        7. Jose O. Torres, age 49, Secretary; Treasurer and Vice President of Finance of the Registrant since January 1, 1988; Vice President and Treasurer from October 1983 to December 31, 1987; Vice President of Sa1es from 1982 to October 1983; Treasurer from 1976 to 1982.

        8. Angel M. Amaral, age 61, Vice President and Controller of the Registrant since June 1982; Controller from 1976 to June 1982.

        9. Rene Di Cristina, age 44, Vice President of Sales of the Registrant since October 1983.

        10. Juan A. Carbonell, age 73, Vice President and General Manager of St. Regis Paper and Bag Division since January 1984.

        11. Benito del Cueto, age 60, Vice President of Desarrollos Multiples Insulares, Inc., a wholly-owned subsidiary of the Registrant, since 1973.

        12. Antonio L. Ferre Rangel, age 28, Director; Vice President of Strategic Planning since January 1, 1995. Mr. Ferre joined the Company in 1992.

        All officers are elected to serve for a term of one year and until the election and qualification of their respective successors.
____________________

(1) Mr. Suarez retired from his position as Chairman and Chief Executive Officer of the Registrant as of December 31, 1994, but remained as a Director.

(2) Mr. Ferre became Chairman of the Board of the Registrant as of January 1, 1995.

(3)  President and Chief Executive Officer of the Registrant since January 1,
     1995.

(4)  Vice Chairman of the Board of the Registrant since January 1, 1995.

Item 2.  Description of Property

        Used in cement and related products segments

        The Registrant owns in fee a cement plant located in Ponce, Puerto Rico on a 25-acre site. It also owns in fee a hydrated lime manufacturing plant that is located within the Ponce cement plant premises. The Ponce Cement plant operates under the dry process and during the last fiscal year 5,083,800 barrels of cement were produced for an approximate 94% of its effective kiln capacity. The lime plant produced 25,292 tons of lime and was operated at approximately 55% of its capacity.

        During 1992 the Registrant purchased a 67-acre tract of land located next to the cement plant and a 149-acre tract of land adjacent to one of the Registrant's quarries for future quarry operations.

        During 1994 the Registrant continued the repairs and maintenance program on its plants. The Registrant believes that its plants are presently in good condition and properly maintained.

        The Registrant owns in fee properties containing adequate deposits of limestone and other raw materials (See Item 1 (c) (iii)) which directly adjoin or are close to the plant sites.

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

        Used in realty operations

        The Registrant and one of its subsidiaries own in fee, and hold for future development and sale, approximately 532 acres of land throughout Puerto Rico. (See Item 1 (c) (i).)

        Used for office facilities

        The Registrant and its subsidiaries own a one story building housing its executive offices located in the Amelia Industrial Park, Guaynabo, Puerto Rico.

        Information about leased properties is incorporated by reference from the Annual Report, page 29, section entitled "Notes to Consolidated Financial Statements, Note 13/Lease Commitments."

Item 3.  Legal Proceedings

        There are presently pending against the Registrant the legal proceedings described in the Annual Report, page 29, section entitled "Notes to Consolidated Financial Statements, Note 15/Contingent Liabilities and Other Commitments", furnished pursuant to Item 14, to which reference is hereby made and which is incorporated by reference herein.

Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                   PART II

        Items 5 through 8 of Part II of this report are omitted as permitted by General Instruction G(2) since the information required by such items is contained in the Registrant's Annual Report which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                   PART III

Item 10.  Directors of the Registrant

        (a)  Identification of Directors

        Information required herein is contained in a definitive Proxy Statement for use in connection with the Registrant's Annual Meeting of Stockholders to be held on May 3, 1995 filed with the Commission pursuant to Regulation 14A (the "Proxy Statement") pages 2 to 7, section entitled "Information about Nominees, Directors and Principal Stockholders," and is incorporated herein by reference.

Item 11.  Executive Compensation

        Information required by Item 11 is contained in the Proxy Statement, pages 10 to 17, section entitled "Executive Compensation" through and including section entitled "Certain Transactions with Management," and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

        Information required by Item 12 is contained in the Proxy Statement, pages 2 to 9, sections entitled "Information about Nominees, Directors and Principal Stockholders" and "Security Ownership of Certain Beneficial Owners," and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

        Information required by Item 13 is contained in the Proxy Statement, pages 16 to 17, sections entitled "Certain Transactions with Management" and "Compensation Committee Interlocks and Insider Participation," and is incorporated herein by reference.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

        (a)  The following documents are filed as part of this report on Form
10-K:
             1. Financial Statements incorporated by reference to the Annual Report, pages 20 to 29; and

             2. Financial statement schedules and supplementary data required by Item 8 of Form 10-K, filed herewith.

        The financial statement schedules required by Item 14(d) of Form 10-K are excluded since the Registrant is primarily an operating company. All subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or the consolidated subsidiaries in amounts which together exceed 10% of the Registrant's total consolidated assets at December 31, 1994.

        (b)  Reports on Form 8-K:  None.

        (c)  Exhibits required by Section 601 Regulation S-K:

             3.   Certificate of Incorporation and By-Laws

             3.1 Certificate of Incorporation and amendment thereto filed as an exhibit to Form S-1 on March 25, 1963, with (i) composite copy of the Certificate of Incorporation dated May 16, 1983 filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1983, (ii) amendments dated May 6, 1987 filed as an exhibit to Form 10-Q for the fiscal quarter ended June 30, 1987, and (iii) amendment dated May 5, 1993 (increasing the number of authorized shares of common stock from 10 million to 20 million) filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1993.*

             3.2 By-Laws of the Registrant, as amended, filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1987, with (i) amendment dated January 1993 filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1993*, and (ii) amendment dated December 22, 1994 filed herewith.

             10.  Material contracts

             10.1 Coal Purchase/Sale Agreement between Registrant and Carbones de Colombia, S.A. dated as of December 14, 1982 filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1982.* Copy of addendum No. 5 which changed the quantity of coal purchases to 100,000 tons per year through the year 2000, was filed as an exhibit to Form 10-Q for the fiscal quarter ended March 31, 1992.*

             10.2 (a) Consolidated and restated loan agreement dated as of September 27, 1985 among Registrant, Registrant's Guarantors and the Government Development Bank for Puerto Rico for approximately $18.3 million encompassing all outstanding debt of the Registrant to the bank as of that date.*

                   (b) Indenture trust agreement dated September 27, l985 between Registrant as grantor and Banco de Ponce as trustee for the benefit of the Government Development Bank for Puerto Rico.*

             (Both documents listed above in this paragraph 10.2 were filed as exhibits to a Current Report on Form 8-K dated September 1985 and are related to the early extinguishment of the debt transaction described therein.)

             10.3 Loan agreement between the Registrant and Lincoln National Pension Insurance Company, The Lincoln National Life Insurance Company, First Penn-Pacific Life Insurance Company and Security Connecticut Life Insurance Company in the principal amount of $15,000,000 dated as of August 1, 1987 filed as exhibits to a Current Report on Form 8-K dated August 1987.*

             10.4 Loan agreement between the Registrant and Banco Popular de Puerto Rico in the principal amount of $10,000,000 dated as of November 6, 1987 filed as an exhibit to a Current Report on Form 8-K dated November 1987.* Letter dated January 17, 1992, which modifies certain terms of such loan agreement (including a reduction in the interest rate and a change in the original repayment schedule from quarterly payments to annual payments) filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1991.*

             10.5 Form of Golden Parachute Agreement executed by the Registrant during the third quarter of 1989 with a consultant and 18 of the Registrant's key officers, filed as an exhibit to Form 10-Q for the fiscal quarter ended September 30, 1989.*+

             10.6 Loan agreement between the Registrant and Banco Popular de Puerto Rico in the principal amount of $8,000,000 dated as of December 8, 1993 (to be used to finance the conversion to cement grinding of two existing slurry mills) and letter dated July 11, 1994 (amending certain sections of the original loan agreement).

             10.7 Loan agreement between the Registrant and The Bank of Nova Scotia in the principal amount of $16,000,000 dated as of February 26, 1993 (to be used in the financing of the conversion of two existing slurry mills to cement grinding).

             10.8 Loan agreement between the Registrant and Banco Popular de Puerto Rico in the principal amount of $6,000,000 dated August 2, 1993 (to pay a $3 million scheduled installment and an optional $3 million payment on a long-term debt due August 1993) and letter dated July 11, 1994 (amending certain sections of the original loan agreement).

             10.9 Loan agreement between the Registrant and Banco Popular de Puerto Rico in the principal amount of $7,000,000 dated September 15, 1994 (used to refinance the outstanding balance of another loan) filed as an exhibit to Form 10-Q for the fiscal quarter ended September 30, 1994.*

             10.10 Amendment to the Consulting Agreement between the Registrant and Antonio Luis Ferre dated January 1, 1995.+

             13. Annual Report to security holders for the year ended December 31, 1994.

             21. Subsidiaries of the Registrant are included as part of the Annual Report to security holders, page 32, section entitled "Subsidiaries." All of the Registrant's subsidiaries are incorporated under the laws of the Commonwealth of Puerto Rico, except for Caribbean Cement Carriers Corporation, which is incorporated under the laws of the Republic of Panama, and Ferre Export Corporation, which is incorporated under the laws of the state of New York.

             23.   Consent of Price Waterhouse, independent public accountants.

             27.   Financial Data Schedule (for SEC use only)

__________________________________

*     Incorporated herein by reference.

+ Exhibit constitutes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 (b) (10) (iii).

                             S I G N A T U R E S


        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         PUERTO RICAN CEMENT COMPANY, INC. (Registrant)



Date:  March 22, 1995                      By:  /s/ Miguel Nazario
                                               -------------------
                                               Miguel Nazario
                                               President and Chief
                                                Executive Officer
                                                and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  March 22, 1995                      By: /s/ Miguel Nazario
                                               -----------------------------
                                               Miguel Nazario
                                               President and Chief
                                                Executive Officer
                                                and Director


Date:  March 22, 1995                      By: /s/ Antonio Luis Ferre
                                               -----------------------------
                                               Antonio Luis Ferre
                                               Chairman of the Board and
                                                Director


Date:  March 22, 1995                      By: /s/ Alberto M. Paracchini
                                               -----------------------------
                                               Alberto M. Paracchini
                                               Director and Vice Chairman of
                                                the Board


Date:  March 22, 1995                      By: /s/ Hector del Valle
                                               -----------------------------
                                               Hector del Valle
                                               Director and Vice Chairman of
                                                the Board


Date:  March 22, 1995                      By: /s/ Jose J. Suarez
                                               -----------------------------
                                               Jose J. Suarez
                                               Executive Vice President in
                                                Charge of Operations and
                                                Director


Date:  March 22, 1995                      By: /s/ Antonio L. Ferre Rangel
                                               -----------------------------
                                               Antonio L. Ferre Rangel
                                               Vice President of Strategic
                                                Development and Director


Date:  March 22, 1995                      By: /s/ Jose O. Torres
                                               -----------------------------
                                               Jose O. Torres
                                               Vice President of Finance,
                                                Secretary and Treasurer


Date:  March 22, 1995                      By: /s/ Angel M. Amaral
                                               -----------------------------
                                               Angel M. Amaral
                                               Vice President and Controller


Date:  March 22, 1995                      By: /s/ Wallace Gonzalez Oliver
                                               -----------------------------
                                               Wallace Gonzalez Oliver
                                               Director


Date:  March 22, 1995                      By: /s/ Esteban D. Bird
                                               -----------------------------
                                               Esteban D. Bird
                                               Director


Date:  March 22, 1995                      By: /s/ Emilio J. Venegas
                                               -----------------------------
                                               Emilio J. Venegas
                                               Director


Date:  March 22, 1995                      By: /s/ Oscar A. Blasini
                                               -----------------------------
                                               Oscar A. Blasini
                                               Director


Date:  March 22, 1995                      By: /s/ Hector Puig Ramirez
                                               -----------------------------
                                               Hector Puig Ramirez
                                               Director


Date:  March 22, 1995                      By: /s/ Rosario J. Ferre
                                               -----------------------------
                                               Rosario J. Ferre
                                               Director


Date:  March 25, 1995                      By: /s/ Federico F. Sanchez
                                               -----------------------------
                                               Federico F. Sanchez
                                               Director


Date:  March 25, 1995                      By: /s/ Jorge L. Fuentes
                                               -----------------------------
                                               Jorge L. Fuentes
                                               Director


Date:  March 22, 1995                      By: /s/ Carlos J. Suarez
                                               -----------------------------
                                               Carlos J. Suarez
                                               Director


Date:  March 22, 1995                      By: /s/ Mariano J. Mier
                                               -----------------------------
                                               Mariano J. Mier
                                               Director


Date:  March 22, 1995                      By: /s/ Juan A. Albors
                                               -----------------------------
                                               Juan A. Albors
                                               Director


Date:  March 22, 1995                      By: /s/ Federico Stubbe
                                               -----------------------------
                                               Federico Stubbe
                                               Director

PRICE WATERHOUSE


                   REPORT OF INDEPENDENT ACCOUNTANTS ON

                      FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Puerto Rican Cement Company, Inc.


Our audits of the consolidated financial statements referred to in our report dated February 17, 1995 appearing on page 20 of the 1994 Annual Report to Shareholders of Puerto Rican Cement Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE
----------------
PRICE WATERHOUSE



San Juan, Puerto Rico

February 17, 1995

CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 10 Expires Dec. 1, 1995
Stamp 1259907 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

    PUERTO RICAN CEMENT COMPANY, INC. AND SUBSIDIARY COMPANIES      SCHEDULE V
                        PROPERTY, PLANT AND EQUIPMENT
             FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994


-------------------------------------------------------------------------------------------------------------
            COLUMN A               COLUMN B        COLUMN C        COLUMN D       COLUMN E        COLUMN F
                                  BALANCE AT                                                     BALANCE AT
                                  BEGINNING        ADDITION                                        END OF
     CLASSIFICATIONS               OF YEAR         AT COST       RETIREMENTS(1)   TRANSFERS         YEAR
-------------------------------------------------------------------------------------------------------------
              1992
  Land and quarries              $  2,639,596     $ 1,642,779      $      198    $      -       $  4,282,177
  Buildings                        27,660,916        (100,000)        258,516        772,538      28,074,938
  Machinery and equipment          89,654,889         208,483       1,501,097      1,074,585      89,436,860
  Pollution control equipment      27,601,476                          66,269        909,897      28,445,104
  Construction in progress            178,962       2,578,058            -        (2,757,020)           -
                                 ----------------------------------------------------------------------------
Total                            $147,735,839     $ 4,329,320      $1,826,080    $      -       $150,239,079
                                 ============================================================================

              1993
  Land and quarries              $  4,282,177     $    17,298      $     -       $      -       $  4,299,475
  Buildings                        28,074,938                         222,894        391,764      28,243,808
  Machinery and equipment          89,436,860         270,882       2,161,579      1,630,539      89,176,702
  Pollution control equipment      28,445,104          22,967         218,325        434,158      28,683,904
  Construction in progress               -          8,825,821            -        (2,456,461)      6,369,360
                                 ----------------------------------------------------------------------------
Total                            $150,239,079     $ 9,136,968      $2,602,798    $      -       $156,773,249
                                 ============================================================================

              1994
  Land and quarries              $  4,299,475     $      -         $     -       $      -       $  4,299,475
  Buildings                        28,243,808            -             68,220        158,047      28,333,635
  Machinery and equipment          89,176,702         244,916       4,005,731      2,385,098      87,800,985
  Pollution control equipment      28,683,904             700         878,748        215,137      28,020,993
  Construction in progress          6,369,360      11,011,147            -        (2,758,282)     14,622,225
                                 ----------------------------------------------------------------------------
Total                            $156,773,249     $11,256,763      $4,952,699    $      -       $163,077,313
                                 ============================================================================

--------------------------------


(1) Retirements relate mainly to the cost of fully depreciated assets no longer in use. In 1994, total retirements include equipment written-off with a book value of $587,671.

                                                                    SCHEDULE VI
          PUERTO RICAN CEMENT COMPANY, INC. AND SUBSIDIARY COMPANIES ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND
                                   EQUIPMENT
             FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994


-------------------------------------------------------------------------------------------------------------
COLUMN A                            COLUMN B       COLUMN C        COLUMN D        COLUMN E       COLUMN F
                                    BALANCE        ADDITIONS                                       BALANCE
                                      AT          CHARGED TO                                         AT
                                   BEGINNING       COSTS AND                                       END OF
       DESCRIPTION                  OF YEAR        EXPENSES       RETIREMENTS     TRANSFERS         YEAR
-------------------------------------------------------------------------------------------------------------
                          1992
  Land and quarries               $   407,961      $   11,248      $               $    -        $   419,209
  Buildings                         5,438,376         593,921         258,518           -          5,773,779
  Machinery and equipment          22,853,395       5,042,112       1,500,804       (518,580)     25,876,123
  Pollution control equipment      10,682,649       1,287,327          66,269        518,580      12,422,287
                                  ---------------------------------------------------------------------------
Total                             $39,382,381      $6,934,608      $1,825,591      $    -        $44,491,398
                                  ===========================================================================

                          1993
  Land and quarries               $   419,209      $   11,397      $               $    -        $   430,606
  Buildings                         5,773,779         587,765         222,894           -          6,138,650
  Machinery and equipment          25,876,123       5,025,196       2,161,580           -         28,739,739
  Pollution control equipment      12,422,287       1,291,688         218,324           -         13,495,651
                                  ---------------------------------------------------------------------------
Total                             $44,491,398      $6,916,046      $2,602,798      $    -        $48,804,646
                                  ===========================================================================

                          1994
  Land and quarries               $   430,606      $   12,725      $               $    -        $   443,331
  Buildings                         6,138,650         584,410          68,220           -          6,654,840
  Machinery and equipment          28,739,739       5,046,397       3,705,109           -         30,081,027
  Pollution control equipment      13,495,651       1,305,590         591,699           -         14,209,542
                                  ---------------------------------------------------------------------------
Total                             $48,804,646      $6,949,122      $4,365,028      $    -        $51,388,740
                                  ===========================================================================


----------------------------------

(1) Retirements relate mainly to accumulated depreciation of fully depreciated assets.

                                                                   SCHEDULE VIII
          PUERTO RICAN CEMENT COMPANY, INC. AND SUBSIDIARY COMPANIES
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994


     COLUMN A         COLUMN B                    COLUMN C                  COLUMN D            COLUMN E
-------------------------------------------------------------------------------------------------------------
                                       ADDITIONS        ADDITIONS       DEDUCTIONS FROM
                     BALANCE AT       CHARGED TO        CHARGED        RESERVES WRITE-OFF      BALANCE AT
                     BEGINNING         COST AND            TO           OF UNCOLLECTIBLE         END OF
    DESCRIPTION       OF YEAR          EXPENSES          OTHER              ACCOUNTS              YEAR
-------------------------------------------------------------------------------------------------------------
   Allowance for
 doubtful accounts


       1992           $1,215,674                           $50,110                $62,283       $1,203,501


       1993           $1,203,501                           $ 1,492                $83,392       $1,121,601


       1994           $1,121,601                           $   948                $28,546       $1,094,003


                                                                     SCHEDULE IX

          PUERTO RICAN CEMENT COMPANY, INC. AND  SUBSIDIARY COMPANIES
                             SHORT TERM BORROWING
             FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994




-----------------------------------------------------------------------------------------------------------------
                                                                   OUTSTANDING DURING
                                                                      THE PERIOD
                              BALANCE         WEIGHTED     ---------------------------------  WEIGHTED AVERAGE
        CATEGORY               AT END         AVERAGE          MAXIMUM         AVERAGE         INTEREST RATE
      OF BORROWINGS           OF PERIOD    INTEREST RATE*       AMOUNT        AMOUNT (1)     DURING THE PERIOD
-----------------------------------------------------------------------------------------------------------------
           1992
           ----
Banks and other financial
    institutions:
Under line of credit                                             None            None

           1993
           ----
Banks and other financial
    institutions:
Under line of credit                                             None            None

           1994
           ----
Banks and other financial
    institutions:            $2,420,000             6.15%      $3,400,000        $423,700                 5.69%
Under line of credit

-------------------

(1) The average amount outstanding during the period was computed based on the actual daily balances outstanding during the year.

(2) The weighted average interest rate during the period was computed based on the sum of the actual interest rates.

                                                                      SCHEDULE X
                       PUERTO RICAN CEMENT COMPANY, INC.
                           AND SUBSIDIARY COMPANIES
                  SUPPLEMENTARY INCOME STATEMENTS INFORMATION
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



-----------------------------------------------------------------------------
              ITEMS                      1994          1993          1992
-----------------------------------------------------------------------------
Maintenance and repairs (1)           $5,264,126    $3,683,584    $3,754,347

Depreciation and amortization of
  intangible assets, pre-operating
  costs and similar deferrals             (2)           (2)           (2)

Taxes, other than payroll and
  income taxes:

    Excise taxes                      $1,698,615    $1,505,312    $1,492,675
    Property taxes                     2,886,411     3,222,074     2,607,055
    Other                                100,934       116,523       128,045

                                      $4,685,960    $4,843,909    $4,227,775


Royalties                                 (2)           (2)           (2)


Advertising costs                         (2)           (2)           (2)

-------------------------------

(1) Amount includes $2.3 million from a major overall maintenance and replacement work of worn interchangeable machinery parts mostly related to dry process equipment. This kind of work is not recurrent on an annual basis but is expected to take place every three to five years.

(2) Amount is not disclosed because it is lower than the minimum required for reporting in accordance with Rule 12-11 of Regulation S-X.