Form 10-Q
period 1995-03-31
PUERTO RICAN CEMENT CO INC
filed 1995-05-15
CIK 81076

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

                For the quarterly period ended March 31, 1995

                                      OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  TO
                               ----------------    ----------------

For Quarter Ended                                Commission file number 1-4753
                  ---------------                                       ------

                      PUERTO RICAN CEMENT COMPANY, INC.
            (Exact name of registrant as specified in its charter)

COMMONWEALTH OF PUERTO RICO                                  51-A-66-0189525
- ---------------------------                                  ---------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                                Identification No.)

PO Box 364487 - San Juan, P.R.                               00936-4487
- ------------------------------                               ----------
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

                COMMON STOCK -$1.00 PAR VALUE 5,494,200 SHARES

                       PUERTO RICAN CEMENT COMPANY, INC.


                                    INDEX


                                                                                       PAGE NO.
Part I   -       Financial Information


                 Consolidated Balance Sheet as of
                 March 31, 1995 and December 31, 1994                                   1  -  2

                 Consolidated Statement of Income
                 First quarter ended on
                 March 31, 1995 and 1994                                                   3

                 Consolidated Statement of Cash Flows
                 Three months ended on
                 March 31, 1995 and 1994                                                   4

                 Notes to Consolidated Financial Statements                                5

                 Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                             6  - 7


Part II  -       Other Information                                                         7

                 Signatures                                                                8

                       PUERTO RICAN CEMENT COMPANY, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                MARCH                  DECEMBER
ASSETS                                                         31, 1995                31, 1994
                                                            -------------            ------------
CURRENT ASSETS
  Cash                                                      $     196,613            $    114,702
  Short-term investments                                        2,250,000
                                                            -------------            ------------
    Cash and Cash Equivalents                                   2,446,613                 114,702
                                                            -------------            ------------

  Notes and accounts receivable-net of allowance for
    doubtful accounts of $1,093,809 in 1995 and
    $1,094,003 in 1994                                        16,714,535               14,358,827
                                                            ------------             ------------

  Inventories:
    Finished products                                          1,591,012                1,964,131
    Work in process                                            2,895,715                3,561,875
    Raw materials                                              5,099,670                4,202,704
    Maintenance & operating supplies                          20,098,220               18,880,858
    Land held for sale including development costs               307,382                  307,382
                                                            ------------             ------------

  Total inventories                                           29,991,999               28,916,950
                                                            ------------             ------------

  Prepaid expenses                                             4,262,668                3,907,844
                                                            ------------             ------------

TOTAL CURRENT ASSETS                                          53,415,815               47,298,323
                                                            ------------             ------------

PROPERTY, PLANT & EQUIPMENT - Net of
  accumulated depreciation, depletion and amortization
  of $53,092,235 in 1995 and $51,388,740 in 1994             113,526,563              111,688,573
                                                            ------------             ------------

OTHER ASSETS
  Long-term investments                                       41,086,411               42,030,507
  Investments in real estate                                     704,987                  704,987
  Other long-term assets                                         135,576                  147,364
                                                            ------------             ------------
                                                              41,926,974               42,882,858
                                                            ------------             ------------

TOTAL                                                       $208,869,352             $201,869,754
                                                            ============             ============

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                MARCH                  DECEMBER
LIABILITIES AND STOCKHOLDERS' EQUITY                           31, 1995                31, 1994
                                                            -------------            ------------
CURRENT LIABILITIES
  Short-term borrowing                                      $        -               $  2,420,000
  Current portion of long-term debt                            6,178,571                6,178,571
  Accounts payable                                             7,269,594                4,739,970
  Accrued liabilities                                          3,705,483                2,868,989
  Income taxes payable                                         1,555,452                  664,509
                                                            ------------             ------------

TOTAL CURRENT LIABILITIES                                     18,709,100               16,872,039

LONG-TERM LIABILITIES
  Long-term debt, less current portion                        33,460,646               31,696,403
  Deferred income taxes                                       28,506,048               27,722,814
  Postretirement benefits liability                            2,863,216                2,607,162
                                                            ------------             ------------

                                                              64,829,910               62,026,379
                                                            ------------             ------------

STOCKHOLDERS' EQUITY

  Preferred stock, authorized 2,000,000
    shares of $5.00 par value each; none issued
  Common stock authorized 20,000,000
    shares of $1.00 par value each; issued
    6,000,000 shares, outstanding 5,494,200 shares             6,000,000                6,000,000
  Additional paid-in capital                                  14,367,927               14,367,927
  Retained earnings                                          116,499,503              114,140,497
                                                            ------------             ------------

                                                             136,867,430              134,508,424
  Less:  505,800 shares of common
         stock in treasury, at cost                           11,537,088               11,537,088
                                                            ------------             ------------

STOCKHOLDERS' EQUITY NET                                     125,330,342              122,971,336
                                                            ------------             ------------

TOTAL                                                       $208,869,352             $201,869,754
                                                            ============             ============

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                      Three Months Ended
                                                                           March 31
                                                                1995                      1994
                                                            -----------               -----------
  Net sales                                                 $22,718,018               $22,512,334
  Revenue from real estate operations                            24,274                    24,274
                                                            -----------               -----------

                                                             22,742,292                22,536,608
  Cost of sales                                              14,743,673                14,488,573
                                                            -----------               -----------

  Gross margin                                                7,998,619                 8,048,035
  Selling, general & administrative expenses                  3,143,258                 2,461,332
                                                            -----------               -----------

  Income from operations                                      4,855,361                 5,586,703
                                                            -----------               -----------

  Other charges (credits):
    Interest and financial charges                              525,987                   575,954
    Interest income                                            (602,776)                 (486,966)
    Other income                                                (35,047)                  (37,158)
                                                            -----------               -----------
      Total other charges (credits)                            (111,836)                   51,830
                                                            -----------               -----------

  Income before income tax                                    4,967,197                 5,534,873
  Provision for income tax                                    1,674,177                 1,963,028
                                                            -----------               -----------

      Net income                                            $ 3,293,020               $ 3,571,845
                                                            ===========               ===========


  Income per share:
    Net income                                              $      0.60               $      0.62
                                                            ===========               ===========

  Common Shares Outstanding                                   5,494,200                 5,807,700
                                                            ===========               ===========



  See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED

                                                                      MARCH 31,
                                                                1995             1994
                                                            -----------       -----------
Cash flows from operating activities:
  Net income                                                $ 3,293,020       $ 3,571,845
                                                            -----------       -----------
  Adjustments to reconcile net income to
    cash flows from operating activities:
      Depreciation, depletion and amortization                1,708,919         1,731,408
      Accretion of discounts on investments                  (2,001,807)
      Provision for deferred income taxes                       783,234           135,243
      Postretirement benefits cost                              196,055          (164,028)
      Changes in assets and liabilities:
         Increase in notes & accounts receivable               (736,166)       (3,244,739)
         (Increase) decrease in inventories                  (1,075,049)        1,263,000
         Increase in prepaid expenses                          (354,824)         (640,243)
         Increase in accounts payable                         2,589,624           154,687
         Increase in accrued liabilities                        836,494         1,182,466
         Increase in income taxes payable                       890,943         1,821,799
         Decrease in other long-term assets                      11,788             8,299
                                                            -----------       -----------
      Total adjustments                                       2,849,211         2,247,892
                                                            -----------       -----------
      Cash provided by operations                             6,142,231         5,819,737
                                                            -----------       -----------
  Cash flows from investing activities:
    Capital expenditures                                     (3,546,910)       (2,461,594)
    Increase in other short-term investments                 (2,250,000)
    Decrease (increase) in long-term investments              1,326,361        (1,233,465)
                                                            -----------       -----------
      Cash used in investing activities                      (4,470,549)       (3,695,059)
                                                            -----------       -----------
  Cash flows from financing activities:
    Proceeds from loan                                        1,764,243           990,224
    Decrease in short-term borrowing                         (2,420,000)
    Dividends paid                                             (934,014)         (871,155)
                                                            -----------       -----------
      Cash (used in) provided by financing activities        (1,589,771)          119,069
                                                            -----------       -----------
  Increase in cash and cash equivalents                     $    81,911       $ 2,243,747
                                                            ===========       ===========

  Cash and cash equivalents - beginning of year             $   114,702       $   431,293
  Cash and cash equivalents - end of period                     196,613         2,675,040
                                                            -----------       -----------

  Increase in cash and cash equivalents                     $    81,911       $ 2,243,747
                                                            ===========       ===========

  See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In the opinion of the Registrant, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position at March 31, 1995 and December 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. The results of operations are not necessarily indicative of the results to be expected for the full year.

         Cash and cash equivalents of approximately $2,447,000 as of March 31, 1995 consisted principally of short-term obligations of the U.S. Federal Government or its agencies. Long-term investments were principally obligations of the U.S. Federal Government or its agencies with maturities ranging from more than one year to up to 7 years. These investments resulted from excess funds generated from operations.

         As of March 31, 1995, notes and accounts receivable of $16.7 million were $2.3 million higher than the $14.4 million at December 31, 1994. This is the result of increased balance on accounts receivable-trade during the first quarter of 1995 when compared to the last quarter of 1994. Receivables' turnover has been maintained within normal historical levels, with an average collection period below 60 days.

         Consolidated inventories increased $1.1 million from December 31, 1994 to approximately $30 million. Higher raw materials inventory, principally paper on the St. Regis Paper & Bag Division, as well as increased coal inventories due to a scheduled shipment received during this quarter, were the principal reason for this increase. The increase of $355,000 in prepaid expenses resulted chiefly from insurance and property tax prepayments scheduled for this period.

         Total current liabilities increased approximately $1.8 million on from the $16.9 million balance on December 31, 1994, which was the net result of increases in accounts payable and income taxes payable, net of the decrease of $2.4 million in short-term borrowing repaid during this period. The $2.5 million increase in accounts payable was the result of balances payable to coal and paper suppliers for material received during this quarter. The increase of $890,000 in income taxes payable resulted from higher 1994 tax liabilities payable in April 1995.

         At its March 22, 1995 meeting, the Board of Directors of the Registrant declared a 17 cents per share dividend on its common stock, payable on May 18, 1995 to stockholders of record on April 20, 1995. As of March 31, 1995, the Registrant has 5,494,200 shares of common stock issued and outstanding. This compares with 5,807,700 outstanding shares as of March 31, 1994.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         Working capital for the period grew from $30.4 million at December 31, 1994 to $34.7 million at March 31, 1995. Higher balances in short-term investments, accounts receivable and inventories, offset by an increase in accounts payable, were the principal reason for this increase. Current ratios remained healthy at 2.86 to 1 in March 1995 as compared to 2.8 to 1 in December 1994.

         During the first quarter of 1995, capital expenditures amounting to $3.5 million were incurred, of which $3.3 million were related to the mill conversion project. This increase in property, plant and equipment was offset by $1.7 million in depreciation for the period.

         As of March 31, 1995, the balance on long-term debt includes 1995 proceeds related to the mills conversion loans amounting $1.8 million. Approximate aggregate maturities of long-term debt for the remaining of 1995 and thereafter are as follows:

                 1995                              $ 6,178,571
                 1996                                6,178,571
                 1997                                2,821,429
                 1998                                7,000,000
                 1999                               17,460,646
                                                   -----------

                 Totals                            $39,639,217
                                                   ===========

         Loan agreements with term lenders impose certain restrictions on the Company pertaining to working capital, indebtedness, dividends, investments and certain advances, among others.

         The Registrant has available credit facilities with commercial banks for short-term financing and discount of trade paper from customers in the aggregate amount of $20,600,000. Maximum aggregate short-term borrowing outstanding at any month-end during the three-month period ended on March 31, 1995 was $1,800,000, with no balance outstanding as of this date.


Results of Operations

         Consolidated net sales of $22.7 million for the quarter ended on March 31, 1995 stayed virtually unaltered from the $22.5 million reached during the same period of 1994. Cement sales remained relatively flat with 4.9 million bags sold during this quarter, approximately the same level of sales attained in the first quarter of 1994.

         Consolidated cost of sales as a percentage of total sales were 64.8% in 1995, nearly unchanged from 64.3% in 1994. Selling, general and administrative expenses increased $682,000 to $3.1 million in 1995 as compared to $2.5 million in 1994, and, as a percentage of total sales, from 10.9% to 13.8%, respectively. This increase relates principally to higher pension and postretirement benefit expenses.

         Interest and financial charges of $526,000 were 8.7% lower than in 1994. This decline resulted principally from the combination of reduced interest rates on the loans outstanding balance and the capitalization of all the interest related to the mills' conversion loans.

         Consolidated interest income increased $116,000 from the 1994 figure. Higher average investments volume outstanding during this period in addition to improved interest rates on these investments, were the principal reason for this increase.


Part II.  OTHER INFORMATION.

         In April 1995 the Registrant repurchased 75,000 shares of its outstanding common stock for $2,181,000. This did not constitute the establishment of a share repurchase program but a spot transaction approved by the Board of Directors.

Item 2.   NONE

Item 5.   NONE

Item 6.   Exhibits and Reports on Form 8-K

          NONE

                                  SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PUERTO RICAN CEMENT COMPANY, INC.
                                               ---------------------------------
                                                           (Registrant)


Date: 5/11/95                                  By: /s/ Angel Amaral
      -------                                      ---------------------------
                                                       Angel Amaral
                                                   Vice President & Controller


Date: 5/11/95                                  By: /s/ Jose O. Torres
      -------                                      ---------------------------
                                                       Jose O. Torres
                                                   Vice President of Finance
                                                         & Treasurer