Form 10-Q
period 1995-06-30
PUERTO RICAN CEMENT CO INC
filed 1995-08-11
CIK 81076

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

                 For the quarterly period ended June 30, 1995

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

               COMMON STOCK - $1.00 PAR VALUE 5,419,200 SHARES

                       PUERTO RICAN CEMENT COMPANY, INC.


                                     INDEX


                                                                                       PAGE NO.
Part I   -       Financial Information


                 Consolidated Balance Sheet as of
                 June 30, 1995 and December 31, 1994                                    1  -  2

                 Consolidated Statement of Income
                 Second quarter ended on
                 June 30, 1995 and 1994                                                    3

                 Consolidated Statement of Cash Flows
                 Six months ended on
                 June 30, 1995 and 1994                                                    4

                 Notes to Consolidated Financial Statements                                5

                 Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                             6  -  7


Part II  -       Other Information                                                         7

                 Signatures                                                                8


                       PUERTO RICAN CEMENT COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                            JUNE                     DECEMBER
ASSETS                                                                    30, 1995                   31, 1994
CURRENT ASSETS
  Cash                                                                   $    174,177              $    114,702
  Short-term investments                                                    2,028,894
                                                                         ------------              ------------
    Cash and Cash Equivalents                                               2,203,071                   114,702
                                                                         ------------              ------------

  Notes and accounts receivable-net of allowance for
    doubtful accounts of $1,093,809 in 1995 and
    $1,094,003 in 1994                                                     19,519,341                14,358,827
                                                                         ------------              ------------

  Inventories:
    Finished products                                                       1,545,719                 1,964,131
    Work in process                                                         2,443,752                 3,561,875
    Raw materials                                                           4,238,964                 4,202,704
    Maintenance & operating supplies                                       20,359,751                18,880,858
    Land held for sale including development costs                            307,382                   307,382
                                                                         ------------              ------------

  Total inventories                                                        28,895,568                28,916,950
                                                                         ------------              ------------

  Prepaid expenses                                                          4,629,917                 3,907,844
                                                                         ------------              ------------

TOTAL CURRENT ASSETS                                                       55,247,897                47,298,323
                                                                         ------------              ------------

PROPERTY, PLANT & EQUIPMENT - net of
  accumulated depreciation, depletion and amortization
  of $54,805,925 in 1995 and $51,388,740 in 1994                          114,609,855               111,688,573
                                                                         ------------              ------------

OTHER ASSETS
  Long-term investments                                                    39,432,407                42,030,507
  Investments in real estate                                                  704,987                   704,987
  Other long-term assets                                                      125,413                   147,364
                                                                         ------------              ------------
                                                                           40,262,807                42,882,858
                                                                         ------------              ------------

TOTAL                                                                    $210,120,559              $201,869,754
                                                                         ============              ============

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                            JUNE                    DECEMBER
                                                                           30, 1995                 31,  1994
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowing                                                   $          -              $  2,420,000
  Current portion of long-term debt                                         6,178,571                 6,178,571
  Accounts payable                                                          4,302,152                 4,739,970
  Accrued liabilities                                                       3,863,228                 2,868,989
  Income taxes payable                                                        206,833                   664,509
                                                                         ------------              ------------

TOTAL CURRENT LIABILITIES                                                  14,550,784                16,872,039
                                                                         ------------              ------------

LONG-TERM LIABILITIES
  Long-term debt, less current portion                                     35,916,833                31,696,403
  Deferred income taxes                                                    29,806,869                27,722,814
  Postretirement benefit liability                                          2,889,863                 2,607,162
                                                                         ------------              ------------

                                                                           68,613,565                62,026,379
                                                                         ------------              ------------

STOCKHOLDERS' EQUITY

  Preferred stock, authorized 2,000,000
    shares of $5.00 par value each; none issued
  Common stock authorized 20,000,000
    shares of $1.00 par value each; issued
    6,000,000 shares, outstanding 5,494,200 shares                          6,000,000                 6,000,000
  Additional paid-in capital                                               14,367,927                14,367,927
  Retained earnings                                                       120,306,371               114,140,497
                                                                         ------------              ------------

                                                                          140,674,298               134,508,424
  Less:  580,800 (1994 - 505,800) shares of common
       stock in treasury, at cost                                          13,718,088                11,537,088
                                                                         ------------              ------------

STOCKHOLDERS' EQUITY NET                                                  126,956,210               122,971,336
                                                                         ------------              ------------

TOTAL                                                                    $210,120,559              $201,869,754
                                                                         ============              ============

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                    Three Months Ended                 Six Months Ended
                                                          June 30,                         June 30,
                                                    1995             1994             1995             1994
Net sales                                        $25,169,746      $24,762,612      $47,887,764      $47,274,946
Revenue from real estate operations                   30,925           24,274           55,199           48,548
                                                 -----------      -----------      -----------      -----------

                                                  25,200,671       24,786,886       47,942,963       47,323,494
Cost of sales                                     15,289,923       15,492,563       30,033,596       29,981,136
                                                 -----------      -----------      -----------      -----------

Gross margin                                       9,910,748        9,294,323       17,909,367       17,342,358
Selling, general & administrative expenses         3,193,716        2,943,191        6,336,974        5,404,523
                                                 -----------      -----------      -----------      -----------

Income from operations                             6,717,032        6,351,132       11,572,393       11,937,835
                                                 -----------      -----------      -----------      -----------
Other charges (credits):
  Interest and financial charges                     522,793          579,538        1,048,780        1,155,492
  Interest income                                   (608,883)        (553,035)      (1,211,659)      (1,040,001)
  Other income                                      (468,992)         (24,203)        (504,039)         (61,361)
                                                 -----------      -----------      -----------      -----------
    Total other charges (credits)                   (555,082)           2,300         (666,918)          54,130
                                                 -----------      -----------      -----------      -----------

Income before income tax                           7,272,114        6,348,832       12,239,311       11,883,705
Provision for income tax                           2,543,982        2,256,024        4,218,159        4,219,052
                                                 -----------      -----------      -----------      -----------

    Net income                                   $ 4,728,132      $ 4,092,808      $ 8,021,152      $ 7,664,653
                                                 ===========      ===========      ===========      ===========


Income per share:
  Net income                                     $      0.87      $      0.70      $      1.47      $      1.32
                                                 ===========      ===========      ===========      ===========

Average Common Shares Outstanding                  5,456,700        5,801,033        5,456,700        5,801,033
                                                 ===========      ===========      ===========      ===========



See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,

                                                                    1995              1994
Cash flows from operating activities:
  Net income                                                   $   8,021,152    $    7,664,653
                                                               -------------    --------------
  Adjustments to reconcile net income to
    cash flows from operating activities:
      Depreciation, depletion and amortization                     3,432,609         3,467,667
      Accretion of discounts on investments                       (2,388,275)
      Provision for deferred income taxes                          2,084,055         2,115,948
      Postretirement benefit cost                                    222,701          (131,656)
      Gain on sale of property & equipment                          (421,427)
     Changes in assets and liabilities:
         Increase in notes & accounts receivable                  (3,540,972)       (4,347,367)
         Decrease in inventories                                      21,382         2,987,218
         Increase in prepaid expenses                               (722,073)       (1,424,845)
         (Decrease) increase in accounts payable                    (374,630)        1,094,858
         Increase in accrued liabilities                             994,239         2,023,828
         Decrease in income taxes payable                           (457,676)         (103,423)
         Decrease in other long-term assets                           21,951            20,116
                                                               -------------    --------------
      Total adjustments                                           (1,128,116)        5,702,344
                                                               -------------    --------------
      Cash provided by operations                                  6,893,036        13,366,997
                                                               -------------    --------------
  Cash flows from investing activities:
    Capital expenditures                                          (6,369,009)       (5,663,602)
    Proceeds from sale of property & equipment                       436,545
    Increase in other short-term investments                      (2,028,894)       (2,208,058)
    Decrease (increase) in long-term investments                   3,366,833        (5,099,794)
                                                               -------------    --------------
      Cash used in investing activities                           (4,594,525)     (12,971,454)
                                                               -------------    --------------
  Cash flows from financing activities:
    Proceeds from loan                                             4,220,430         2,375,185
    Decrease in short-term borrowing                              (2,420,000)
    Purchase of treasury stock                                    (2,181,000)       (1,181,950)
    Dividends paid                                                (1,858,466)       (1,742,310)
                                                               -------------    --------------
      Cash used in financing activities                           (2,239,036)         (549,075)
                                                               -------------    --------------
  Increase (decrease) in cash and cash equivalents             $      59,475    $     (153,532)
                                                               =============    ==============

  Cash and cash equivalents - beginning of year                $     114,702    $      431,293
  Cash and cash equivalents - end of period                          174,177           277,761
                                                               -------------    --------------
  Increase (decrease) in cash and cash equivalents             $      59,475    $     (153,532)
                                                               =============    ==============

  See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In the opinion of the Registrant, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position at June 30, 1995 and December 31, 1994, and the results of operations and cash flows for the six months ended June 30, 1995 and 1994. The results of operations are not necessarily indicative of the results to be expected for the full year.

         Cash and cash equivalents of approximately $2.2 million as of June 30, 1995 consisted principally of short-term obligations of the U.S. Federal Government or its agencies. Long-term investments were principally obligations of the U.S. Federal Government or its agencies with maturities ranging from more than one year to up to 7 years. These investments resulted from excess funds generated from operations.

         Consolidated notes and accounts receivable at June 30, 1995 were $5.1 million higher than the $14.4 million balance at December 31, 1994. Higher volume on sales during the second quarter of 1995 when compared to the prior year's last quarter, resulted in a comparative increase in accounts receivable-trade. Receivables' turnover has been maintained within normal historical levels.

         Consolidated inventory balances as of June 30, 1995 and December 31,
1994, respectively,  remained at approximately  $29.9 million.    Prepaid
expenses increased to $4.6 million as of June 30, 1995 compared to $3.9 million as of December 31, 1994 due principally to property tax prepayments scheduled for this period.

         Long-term investments decreased $2.6 million from $42 million in December 1994 to $39.4 million in June 1995. This decrease resulted from the maturity of various of these investments during this period, amount which was reinvested almost entirely in short-term investments.

         Total current liabilities decreased approximately $2.3 million when compared to the $16.9 million balance outstanding on December 31, 1994. The repayment of $2.4 million in short-term borrowing was the principal reason of this decline.

         At its June 21, 1995 meeting, the Board of Directors of the Registrant declared a 17 cents per share dividend on its common stock, payable on August 11, 1995 to stockholders of record on July 14, 1995. As of June 30, 1995, the Registrant has 5,419,200 shares of common stock issued and outstanding. This compares with 5,767,700 outstanding shares as of March 31, 1994.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------

         Working capital, for the period, reached the figure of $40.7 million at June 30, 1995 compared to $30.4 million at December 31, 1994, with current ratio growing from 2.8 to 1 in December 1994 to 3.8 to 1 in June 1995.

         Net cash provided by operations for this period in the amount of $6.9 million was principally used to pay $1.8 million in dividends and to repurchase, in April 1995, 75,000 shares of the Company's common stock for $2.2 million.

         During the first half of 1995, capital expenditures of $6.4 million were incurred, including $5 million related to the mill conversion project. This increase in property, plant and equipment was offset by $3.4 million in depreciation for the period.

         Long-term debt increased $4.2 million principally from loans proceeds related to the mills' conversion project. Approximate aggregate maturities of long-term debt for the remaining of 1995 and thereafter are as follows:

                 1995                             $ 6,178,571
                 1996                               6,178,571
                 1997                               2,821,429
                 1998                               7,000,000
                 1999                              19,916,833
                                                  -----------

                 Totals                           $39,639,217
                                                  ===========

         Loan agreements with term lenders impose certain restrictions on the Company pertaining to working capital, indebtedness, dividends, investments and certain advances, among others.

         The Registrant has available credit facilities with commercial banks for short-term financing and discount of trade paper from customers in the aggregate amount of $20,600,000. Maximum aggregate short-term borrowing outstanding at any month-end during the six-month period ended on June 30, 1995 was $2,175,000, with no outstanding balance as of this date.

Results of Operations
- ---------------------

         Consolidated net sales of $25.2 million for the quarter ended on June 30, 1995 resulted in an increase of 1.6% from $24.8 million in sales reached during the same period of 1994. For the six-month period consolidated net sales increased 1.3%, or $613,000 from June 30, 1994 to June 30, 1995.

         Gross margins as a percentage of total sales were 39% for the second quarter of 1995 compared to 37% for the second quarter of 1994. For both of the six-month periods ended on June 30, 1995 and 1994 gross margins remained at 37%.

         Selling, general and administrative expenses increased $251,000 from $2.9 million in the second quarter of 1994 to $3.2 million in the second quarter of 1995, and $932,000 from $5.4 million during the six-month period ended on June 30, 1994 to $6.3 million as of June 30, 1995. This increase relates principally to higher pension and postretirement benefit expenses plus normal inflationary increases in salaries, wages and related benefits.

         Interest and financial charges of $1 million as of June 30, 1995 and $523,000 for the quarter ended on that date were 9% lower than the comparable periods of 1994. These declines resulted principally from the combination of reduced interest rates on the outstanding loans and the capitalization of all the interest related to the financing of the mills' conversion project.

         Consolidated interest income increased 16% to $1.2 million in 1995 principally due to higher average investments volume outstanding during this period in addition to improved interest rates on these investments. The increase of $445,000 in other income represented the gain on the sale of a piece of idle equipment.


Part II.  OTHER INFORMATION.

         In July 1995, the Company substantially completed the construction phase of the mills' conversion project. The equipment was successfully tested and is actually undergoing the necessary start-up procedures and testing related to this kind of equipment.

Item 2.   NONE

Item 5.   NONE

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          27  Financial Data Schedule (for SEC use only)

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PUERTO RICAN CEMENT COMPANY, INC.
- ---------------------------------
(Registrant)


Date:       08/02/95                  By:      /S/ Angel Amaral
      --------------------                -------------------------------
                                                   Angel Amaral
                                           Vice President & Controller


Date:       08/02/95                  By:      /S/ Jose O. Torres
       -------------------                --------------------------------
                                                   Jose O. Torres
                                               Vice President of Finance
                                                     & Treasurer