Form 10-Q/A
period 1995-06-30
PUERTO RICAN CEMENT CO INC
filed 1995-08-22
CIK 81076

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     TO
                              ---------------------  --------------------------

For Quarter Ended June 30, 1995                   Commission file number 1-4753


                       PUERTO RICAN CEMENT COMPANY, INC.
            (Exact name of registrant as specified in its charter)


          COMMONWEALTH OF PUERTO RICO                   51-A-66-0189525
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

         PO Box 364487 - San Juan, P.R.                   00936-4487
    (Address of principal executive offices)              (Zip Code)

                                (809) 783-3000
             (Registrant's telephone number, including area code)

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

                   YES     X                    NO
                        --------                    --------

                COMMON STOCK -$1.00 PAR VALUE 5,419,200 SHARES

                       PUERTO RICAN CEMENT COMPANY, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

Part I, item 1 is hereby amended by deleting the consolidated balance sheet and substituting in lieu thereof the following:

                                                               JUNE             DECEMBER
ASSETS                                                       30, 1995           31, 1994
CURRENT ASSETS
  Cash                                                    $   174,177        $   114,702
  Short-term investments                                    2,028,894
    Cash and Cash Equivalents                               2,203,071            114,702

  Notes and accounts receivable-net of allowance for
    doubtful accounts of $1,093,809 in 1995 and
    $1,094,003 in 1994                                     19,519,341         14,358,827

  Inventories:
    Finished products                                       1,545,719          1,964,131
    Work in process                                         2,443,752          3,561,875
    Raw materials                                           4,238,964          4,202,704
    Maintenance & operating supplies                       20,359,751         18,880,858
    Land held for sale including development costs            307,382            307,382

  Total inventories                                        28,895,568         28,916,950

  Prepaid expenses                                          4,629,917          3,907,844

TOTAL CURRENT ASSETS                                       55,247,897         47,298,323

PROPERTY, PLANT & EQUIPMENT - net of
  accumulated depreciation, depletion and amortization
  of $54,805,925 in 1995 and $51,388,740 in 1994          114,609,855        111,688,573

OTHER ASSETS
  Long-term investments                                    39,432,407         42,030,507
  Investments in real estate                                  704,987            704,987
  Other long-term assets                                      125,413            147,364
                                                           40,262,807         42,882,858

TOTAL                                                    $210,120,559       $201,869,754

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                    JUNE         DECEMBER
LIABILITIES AND STOCKHOLDERS' EQUITY                              30, 1995       31, 1994
CURRENT LIABILITIES
   Short-term borrowing                                         $         -    $ 2,420,000
  Current portion of long-term debt                               6,178,571      6,178,571
  Accounts payable                                                4,302,152      4,739,970
  Accrued liabilities                                             3,863,228      2,868,989
  Income taxes payable                                              206,833        664,509

TOTAL CURRENT LIABILITIES                                        14,550,784     16,872,039

LONG-TERM LIABILITIES
  Long-term debt, less current portion                           35,916,833     31,696,403
  Deferred income taxes                                          29,806,869     27,722,814
  Postretirement benefit liability                                2,889,863      2,607,162

                                                                 68,613,565     62,026,379

STOCKHOLDERS' EQUITY

  Preferred stock, authorized 2,000,000
    shares of $5.00 par value each; none issued
  Common stock authorized 20,000,000
    shares of $1.00 par value each; issued
    6,000,000 shares, outstanding 5,419,200 shares                6,000,000      6,000,000
  Additional paid-in capital                                     14,367,927     14,367,927
  Retained earnings                                             120,306,371    114,140,497

                                                                140,674,298    134,508,424
  Less:  580,800  (1994 -505,800) shares of common
         stock in treasury, at cost                              13,718,088     11,537,088

STOCKHOLDERS' EQUITY NET                                        126,956,210    122,971,336

TOTAL                                                          $210,120,559   $201,869,754

See notes to consolidated financial statements.

Part I, item 1 is hereby amended by deleting the Notes to Consolidated Financial Statements and substituting in lieu thereof the following:



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

     At its June 21, 1995 meeting, the Board of Directors of the Registrant declared a 17 cents per share dividend on its common stock, payable on August 11, 1995 to stockholders of record on July 14, 1995. As of June 30, 1995, the Registrant has 5,419,200 shares of common stock issued and outstanding. This compares with 5,767,700 outstanding shares as of June 30, 1994.

Part I, item 2 is hereby amended by deleting the Management's Discussion and Analysis of Financial Condition and Result of Operations and substituting in lieu thereof the following:



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Working capital reached the figure of $40.7 million at June 30, 1995 compared to $30.4 million at December 31, 1994, with current ratio growing from
2.8 to 1 in December 1994 to 3.8 to 1 in June 1995.

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

     Long-term debt increased $4.2 million principally from loans proceeds related to the mills' conversion project. Approximate aggregate maturities of long-term debt for the remaining of 1995 and thereafter are as follows:

                       1995                  $   6,178,571
                       1996                      6,178,571
                       1997                      2,821,429
                       1998                      7,000,000
                       1999                     19,916,833

                       Totals                $  42,095,404

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

Results of Operations

     Consolidated net sales of $25.2 million for the quarter ended on June 30, 1995 resulted in an increase of 1.6% from $24.8 million in sales reached during the same period of 1994. For the six-month period consolidated net sales increased 1.3%, or $613,000 from the six months ended June 30, 1994 to the six months ended June 30, 1995.

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

     Interest and financial charges of $1 million for the six months ended June 30, 1995 and $523,000 for the quarter ended on that date were 9% lower than the comparable periods of 1994. These declines resulted principally from the combination of reduced interest rates on the outstanding loans and the capitalization of all the interest related to the financing of the mills' conversion project.

     Consolidated interest income increased 16% to $1.2 million in 1995 principally due to higher average investments volume outstanding during this period in addition to improved interest rates on these investments. The increase of $445,000 in other income represented the gain on the sale of idle equipment.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PUERTO RICAN CEMENT COMPANY, INC.
                                                 (Registrant)


Date:    8/21/95                       By: /S/ Jose O. Torres
      --------------                      ----------------------
                                              Jose O. Torres
                                       Vice President of Finance
                                               & Treasurer