Form 10-Q
period 1995-09-30
PUERTO RICAN CEMENT CO INC
filed 1995-11-03
CIK 81076

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

               For the quarterly period ended September 30, 1995

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from           TO
                               ---------    ---------

For Quarter Ended                               Commission file number 1-4753
                  ---------------                                      ------

                       PUERTO RICAN CEMENT COMPANY, INC.
             (Exact name of registrant as specified in its charter)


COMMONWEALTH OF PUERTO RICO                        51-A-66-0189525
---------------------------                        ---------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)


PO Box 364487 - San Juan, P.R.                     00936-4487
------------------------------                     ----------
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

                   YES     X           NO
                        ------            -------

                 COMMON STOCK -$1.00 PAR VALUE 5,419,200 SHARES

                       PUERTO RICAN CEMENT COMPANY, INC.


                                     INDEX

                                                                                              PAGE NO.
Part I   -       Financial Information


                 Consolidated Balance Sheet as of
                 September 30, 1995 and December 31, 1994                                     1 - 2

                 Consolidated Statement of Income
                 Third quarter ended on
                 September 30, 1995 and 1994                                                  3

                 Consolidated Statement of Cash Flows
                 Nine months ended on
                 September 30, 1995 and 1994                                                  4

                 Notes to Consolidated Financial Statements                                   5

                 Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                   6 - 7


Part II  -       Other Information                                                            8

                 Signatures                                                                   8


                       PUERTO RICAN CEMENT COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                           SEPTEMBER                 DECEMBER
ASSETS                                                                     30, 1995                  31, 1994
                                                                           --------                  --------
CURRENT ASSETS
  Cash                                                                   $    625,983              $    114,702
  Short-term investments                                                    8,013,495
                                                                         ------------              ------------
    Cash and Cash Equivalents                                               8,639,478                   114,702
                                                                         ------------              ------------

  Notes and accounts receivable-net of allowance for
    doubtful accounts of $1,035,117 in 1995 and
    $1,094,003 in 1994                                                     14,035,440                14,358,827
                                                                         ------------              ------------

  Inventories:
    Finished products                                                       1,659,435                 1,964,131
    Work in process                                                         3,770,964                 3,561,875
    Raw materials                                                           4,681,611                 4,202,704
    Maintenance & operating supplies                                       21,243,999                18,880,858
    Land held for sale including development costs                            307,382                   307,382
                                                                         ------------              ------------

  Total inventories                                                        31,663,391                28,916,950
                                                                         ------------              ------------

  Prepaid expenses                                                          4,982,009                 3,907,844
                                                                         ------------              ------------

TOTAL CURRENT ASSETS                                                       59,320,318                47,298,323
                                                                         ------------              ------------

PROPERTY, PLANT & EQUIPMENT - Net of
 accumulated depreciation, depletion and amortization
 of $56,513,032 in 1995 and $51,388,740 in 1994                           115,091,872               111,688,573
                                                                         ------------              ------------

OTHER ASSETS
 Long-term investments                                                     37,587,570                42,030,507
 Investments in real estate                                                   704,987                   704,987
 Other long-term assets                                                       148,893                   147,364
                                                                         ------------              ------------
                                                                           38,441,450                42,882,858
                                                                         ------------              ------------

TOTAL                                                                    $212,853,640              $201,869,754
                                                                         ============              ============

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                            SEPTEMBER                 DECEMBER
                                                                            30, 1995                  31, 1994
                                                                            --------                  --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Short-term borrowing                                                    $      -                 $   2,420,000
 Current portion of long-term debt                                          4,653,571                 6,178,571
 Accounts payable                                                           4,802,010                 4,739,970
 Accrued liabilities                                                        4,153,307                 2,868,989
 Income taxes payable                                                          16,296                   664,509
                                                                         ------------              ------------

TOTAL CURRENT LIABILITIES                                                  13,625,184                16,872,039
                                                                         ------------              ------------

LONG-TERM LIABILITIES
 Long-term debt, less current portion                                      36,795,910                31,696,403
 Deferred income taxes                                                     30,610,479                27,722,814
 Postretirement benefit liability                                           2,899,293                 2,607,162
                                                                         ------------              ------------

                                                                           70,305,682                62,026,379
                                                                         ------------              ------------

STOCKHOLDERS' EQUITY

  Preferred stock, authorized 2,000,000
   shares of $5.00 par value each; none issued
  Common stock authorized 20,000,000
   shares of $1.00 par value each; issued
   6,000,000 shares, outstanding 5,419,200 shares                           6,000,000                 6,000,000
  Additional paid-in capital                                               14,367,927                14,367,927
  Retained earnings                                                       122,272,935               114,140,497
                                                                         ------------              ------------

                                                                          142,640,862               134,508,424
  Less: 580,800 (1994 -505,800) shares of common
      stock in treasury, at cost                                           13,718,088                11,537,088
                                                                         ------------              ------------

STOCKHOLDERS' EQUITY NET                                                  128,922,774               122,971,336
                                                                         ------------              ------------

TOTAL                                                                    $212,853,640              $201,869,754
                                                                         ============              ============

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                      Three Months Ended                 Nine Months Ended
                                                        September 30,                      September 30,
                                                     1995            1994              1995             1994
                                                     ----            ----              ----             ----

Net sales                                         $22,375,156      $23,541,842      $70,262,920      $70,816,788
Revenue from real estate operations                    23,574           24,273           78,773           72,821
                                                  -----------      -----------      -----------      -----------

                                                   22,398,730       23,566,115       70,341,693       70,889,609
Cost of sales                                      14,907,359       16,570,557       44,940,955       46,551,693
                                                  -----------      -----------      -----------      -----------

Gross margin                                        7,491,371        6,995,558       25,400,738       24,337,916
Selling, general & administrative expenses          3,161,210        2,957,582        9,498,184        8,362,105
                                                  -----------      -----------      -----------      -----------

Income from operations                              4,330,161        4,037,976       15,902,554       15,975,811
                                                  -----------      -----------      -----------      -----------
Other charges (credits):
 Interest and financial charges                       491,751          592,808        1,540,531        1,748,300
 Interest income                                     (637,133)        (620,512)      (1,848,792)      (1,660,513)
 Other income                                          (3,379)         (30,068)        (507,418)         (91,429)
                                                  -----------      -----------      ------------     ----------
    Total other charges (credits)
                                                     (148,761)         (57,772)        (815,679)          (3,642)
                                                  -----------      -----------      -----------      ----------

Income before income tax                            4,478,922        4,095,748       16,718,233       15,979,453
Provision for income tax                            1,591,094        1,235,965        5,809,253        5,455,017
                                                  -----------      -----------      -----------      ----------

    Net income                                    $ 2,887,828      $ 2,859,783      $10,908,980      $10,524,436
                                                  ===========      ===========      ===========      ==========


Income per share:
  Net income                                      $      0.53      $      0.50      $      2.00      $      1.82
                                                  ===========      ===========      ===========      ===========

Average Common Shares Outstanding                   5,419,200        5,782,275        5,444,200        5,767,899
                                                  ===========      ===========      ===========      ===========



See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                     1995              1994
                                                                     ----              ----
Cash flows from operating activities:
  Net income                                                     $10,908,980       $10,524,436
                                                                 -----------       -----------
  Adjustments to reconcile net income to
    cash flows from operating activities:
     Depreciation, depletion and amortization                      5,171,504         5,209,702
     Accretion of discounts on investments                        (2,776,972)
     Provision for deferred income taxes                           2,887,665         2,701,501
     Postretirement benefit cost                                     232,130           (98,979)
     Gain on sale of property & equipment                           (420,635)
    Changes in assets and liabilities:
     Decrease (increase) in notes & accounts receivable            1,942,929        (3,524,448)
     (Increase) decrease in inventories                           (2,746,441)        5,844,772
     Increase in prepaid expenses                                 (1,074,165)       (1,603,743)
     Increase in accounts payable                                    125,228           836,111
     Increase in accrued liabilities                               1,284,318         2,181,148
     Decrease in income taxes payable                               (648,213)         (279,440)
     (Increase) decrease in other long-term assets                    (1,529)           31,478
                                                                 -----------       -----------
    Total adjustments                                              3,975,819        11,298,102
                                                                 -----------       -----------

    Cash provided by operations                                   14,884,799        21,822,538
                                                                 -----------       -----------
  Cash flows from investing activities:
   Capital expenditures                                           (8,590,712)       (8,399,600)
   Proceeds from sale of property & equipment                        436,545
   Increase in other short-term investments                       (8,013,495)       (1,074,195)
   Decrease (increase) in long-term investments                    5,600,367        (7,910,210)
                                                                 -----------       -----------

    Cash used in investing activities                            (10,567,295)      (17,384,005)
                                                                 -----------       -----------

  Cash flows from financing activities:
   Proceeds from loan                                             11,199,507        15,438,747
   Payment of principal on long-term debt                         (7,625,000)      (10,892,859)
   Decrease in short-term borrowing                               (2,420,000)
   Purchase of treasury stock                                     (2,181,000)       (5,414,750)
   Dividends paid                                                 (2,779,730)       (2,606,370)
                                                                 -----------       -----------

    Cash used in financing activities                             (3,806,223)       (3,475,232)
                                                                 -----------       -----------
  Increase in cash and cash equivalents                          $   511,281       $   963,301
                                                                 ===========       ===========

  Cash and cash equivalents - beginning of year                  $   114,702       $   431,293
  Cash and cash equivalents - end of period                          625,983         1,394,594
                                                                 -----------       -----------

  Increase in cash and cash equivalents                          $   511,281       $   963,301
                                                                 ===========       ===========

  See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In the opinion of the Registrant, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position at September 30, 1995 and December 31, 1994, and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994. The results of operations are not necessarily indicative of the results to be expected for the full year.

         Cash and cash equivalents increased to $8.6 million at September 30, 1995 from $115,000 at December 31, 1994 when the Company decided to shift part of its long-term investments to shorter maturities as part of its strategic plan to purchase two ready-mixed concrete companies. These investments consisted principally of short-term obligations of the U.S. Federal Government or its agencies. Long-term investments were principally obligations of the U.S. Federal Government or its agencies with maturities ranging from more than one year to up to 7 years. All these investments resulted from excess funds generated from operations.

         Consolidated inventories of $31.7 million at September 30, 1995 were 9% higher than the $28.9 million balance at December 31, 1994. Increases in coal inventories of $877,000, as the result of the timing of shipments received, and in spare parts' inventories of $1.6 million, mostly from equipment related to the mills' conversion project, contributed significantly to this fluctuation.

         Prepaid expenses increased 27% to approximately $5.0 million as of September 30, 1995 compared with $3.9 million as of December 31, 1994. The increase mainly resulted from prepayments of property tax, municipal license and other taxes scheduled during the second quarter of the year. The balances of these prepayments will be fully amortized at year-end.

         The decrease of $1.5 million in the current portion of long-term debt reflected the refinancing of the 9.9% dry process conversion loan. Accrued liabilities increased $1.3 million due mainly to accruals related to the Christmas Bonus payable in December to the Company's employees.

         In September 1995, the Board of Directors of the Company declared a 17 cents per share dividend on its common stock, payable on November 13, 1995 to stockholders of record on October 13, 1995. As of September 30, 1995, the Company had 5,419,200 shares of common stock issued and outstanding.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         Working capital increased from $30.4 million at December 31, 1994 to $45.7 million at September 30, 1995 as the result of the previously mentioned increase in short-term investments. The current ratio increased from 2.8 to 1 at December 31, 1994 to 4.4 to 1 at September 30, 1995.

         Net cash provided by operations totaled $14.9 million for this period. This cash was principally used to: a) pay $2.8 million in dividends, b) repay $2.4 million in short-term borrowing, c) increase total investments by $2.4 million and d) repurchase, in April 1995, 75,000 shares of the Company's common stock for $2.2 million.

         During the nine-month period ended on September 30, 1995, the Company invested $8.6 million in new capital additions, including $6.3 million on the mills' conversion project. These capital additions were offset by $5.2 million in depreciation for the period.

         The net increase in long-term debt (including the current portion) of $3.6 million was due principally to proceeds from loans related to the mills' conversion project. Approximate aggregate maturities of long-term debt for the remainder of 1995 and thereafter are as follows:

                 1995                              $  2,428,571
                 1996                                 4,653,571
                 1997                                 4,296,429
                 1998                                 8,475,000
                 1999 and thereafter                 21,595,910
                                                   ------------

                 Total                             $ 41,449,481
                                                   ============

         Loan agreements with term lenders impose certain restrictions on the Company, including restrictions concerning working capital, indebtedness, dividends, investments and certain advances.

         The Registrant has available credit facilities with commercial banks for short-term financing and discount of trade paper from customers in the aggregate amount of $20,600,000. The maximum aggregate amount of short-term borrowing outstanding at any month-end during the nine-month period ended on September 30, 1995 was $2,175,000. There was no outstanding balance as of September 30, 1995.

Results of Operations

         Consolidated net sales of $22.4 million for the third quarter of 1995 were 5% lower than net sales of $23.5 million for the same period of 1994. Cement sales in bags declined 8% from 5,230,000 bags during the third quarter of 1994 to 4,790,000 bags for this quarter. This decline was the result of interruptions of construction projects during the latter part of the quarter caused by unfavorable weather conditions, including various hurricane warnings, in the Caribbean region. For the nine-month period ended in September, consolidated net sales decreased less than 1% to $70.3 million in 1995 from $70.8 million for the same period in 1994.

          Net sales in the paper and bag division for the nine-month period ended September 30, 1995 grew 12% to $7.3 million from $6.5 million for the same period in 1994 due to higher sales in the small bags (pockets) department. However, a major increases in paper costs affected results for the period.

         Gross margins as a percentage of total sales improved from 29.7% for the third quarter of 1994 to 33.4% for the third quarter of 1995 due to a reduction in the average cost of sales per bag of cement. For the nine-month period, gross margins improved from 34.3 % in 1994 to 36.1% in 1995. The decrease in cost of sales per bag resulted mostly from a significant decline in repairs and maintenance expenses for the period. In 1994 the Company completed major overall maintenance and replacement work on its dry process equipment.

         Selling, general and administrative expenses for the quarter totaled $3.2 million, an increase of 7% over the third quarter of 1994, resulting
primarily from increases in salaries, wages and related fringe benefits.   For
the nine-month period ended on September 30, 1995, selling, general and administrative expenses increased $1.1 million from the amount in the same period in 1994 because of increased salaries and related fringe benefits expenses, higher pension and other postretirement benefits resulting from changes in the interest rate assumptions used in the actuarial calculations, and higher consulting fees.

         Interest and financial charges for the nine-month period ended September 30, 1995 decreased 12% to $1.5 million from $1.7 million in the same period in 1994. For the quarter the decrease of $101,000 in interest and financial charges represented a reduction of 17% when compared with the same period of 1994. This reduction resulted principally from lower interest rates on the Company's outstanding loans. Interest capitalized as part of the mills' conversion project totaled $804,000 and $385,000 for the first nine months of 1995 and 1994, respectively.

         Consolidated interest income increased from $1.6 million for the first nine months of 1994 to $1.8 million for the first nine months of 1995. This increase of 11% resulted from the combination of a higher average amount of investments for the nine-months period and improved interest rates on these investments. The increase of $416,000 in other income for the nine months period consisted principally of a gain on the sale of equipment.

Part II.  OTHER INFORMATION.

Item 6.   Exhibits and Reports on Form 8-K

             b. As previously reported in a Form 8-K to the Securities and Exchange Commission dated October 4, 1995, incorporated herein by reference, the Company entered into agreements to purchase two ready-mixed concrete companies, Concreto Mixto, Inc. and Ready Mix Concrete Inc. The Company is currently conducting the due diligence review procedures and expects to complete them in the last quarter of 1995.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PUERTO RICAN CEMENT COMPANY, INC.
---------------------------------
(Registrant)


Date:       11/01/95                       By:        /S/ Angel Amaral
      --------------------                     ------------------------------
                                                          Angel Amaral
                                                 Vice President & Controller


Date:        11/01/95                      By:      /S/ Jose O. Torres
      ---------------------                    -------------------------------
                                                        Jose O. Torres
                                                  Vice President of Finance
                                                         & Treasurer