Form 10-K
period 1995-12-31
PUERTO RICAN CEMENT CO INC
filed 1996-03-29
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-4753

                       PUERTO RICAN CEMENT COMPANY, INC.
            (Exact Name of Registrant as Specified in Its Charter)

COMMONWEALTH OF PUERTO RICO                                        51-A-66-0189525
(State or Other Jurisdiction of                                   (I.R.S. Employer
Incorporation or Organization)                                  Identification No.)

PO BOX 364487 - SAN JUAN, PUERTO RICO                                   00936-4487
(Address of Principal Executive Offices)                                 (Zip Code)

                                (787) 783-3000
             (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section l2 (b) of the Act:

                                                                NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                          ON WHICH REGISTERED
-----------------------------                                  -----------------------
COMMON STOCK, $1.00 PAR VALUE                                  NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section l2 (g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X     No
                                    -----      -----

                           [Cover page 1 of 2 pages]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is $182,371,439 (exclusive of shares respecting which affiliates have either sole or shared voting and dispositive power). This market value was computed by reference to the closing price of the stock on The New York Stock Exchange on March 15, l996.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the period covered by this report:

         COMMON STOCK, $1.00 PAR VALUE           5,504,722 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

         l. Portions of the Registrant's annual report to security holders for the fiscal year ended December 3l, l995, are incorporated by reference into Parts I and II.

         2. Portions of the Registrant's definitive proxy statement for the 1996 Annual Meeting to be filed pursuant to Regulation 14A are incorporated by reference into Part III.





                          [Cover page 2 of 2 pages]

                      CROSS REFERENCE SHEET AND TABLE OF CONTENTS

                                                                                          Page
ITEM                                                                                     Number         Reference
----                                                                                     ------         ---------
                                               PART I
  1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6                (1)
             General Development of Business  . . . . . . . . . . . . . . . . . . .          6
             Financial Information About Industry Segments  . . . . . . . . . . . .          6                (2)
             Narrative Description of Business  . . . . . . . . . . . . . . . . . .          7
             Financial Information about Foreign and Domestic
               Operations and Export Sales  . . . . . . . . . . . . . . . . . . . .         11
             Executive Officers of the Registrant . . . . . . . . . . . . . . . . .         12

  2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13                (3)

  3.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14                (4)

  4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . .         14

                                               PART II

  5.     Market for the Registrant's Common Equity
           and Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . .                           (5)

  6.     Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . .                           (6)

  7.     Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . . . . . . . . .                           (7)

  8.     Financial Statements and Supplementary Data  . . . . . . . . . . . . . . .                           (8)

  9.     Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . .         14

                                               PART III

 l0.     Directors of the Registrant  . . . . . . . . . . . . . . . . . . . . . . .         15
             Identification of Directors  . . . . . . . . . . . . . . . . . . . . .         15                (9)

 11.     Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . .         15               (10)

 l2.     Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15               (11)

 13.     Certain Relationships and Related Transactions . . . . . . . . . . . . . .         15               (12)



                                               PART IV
 l4.     Exhibits, Financial Statement Schedules and
             Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .         15
             Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .         16
             Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16

-------------

         (l) Information incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 3l, l995 ("Annual Report") and the Board of Directors' Proxy Statement for use in connection with the Registrant's annual meeting of stockholders to be held May 1, l996 ("Proxy Statement").

         (2) Annual Report, page 28, section entitled "Notes to Consolidated Financial Statements, Note 13 /Financial Data by Industries."

         (3) Annual Report, page 23, section entitled "Notes to Consolidated Financial Statements, Note 5 /Property, Plant and Equipment," and page 28, section entitled "Notes to Consolidated Financial Statements, Note 14 /Lease Commitments."

         (4) Annual Report, page 29, section entitled "Notes to Consolidated Financial Statements, Note 16 / Contingent Liabilities and Other Commitments."

         (5) Annual Report, page 33, section entitled "Common Share Prices and Dividends Per Share," page 31, section entitled "Five-Year Statistical Comparison," and page 24, section entitled "Notes to Consolidated Financial Statements, Note 10 /Long-term Debt."

         (6)     Annual Report, page 16, section entitled "Selected Financial
                 Data."

         (7) Annual Report, pages 14 to 16, section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         (8) Annual Report, pages 18 to 31, sections entitled "Consolidated Balance Sheet," "Consolidated Statement of Income and Retained Earnings," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements," "Report of Independent Accountants," "Financial Results by Quarter," "Consolidated Fourth Quarter Results," and "Five-Year Statistical Comparison."

         (9) Proxy Statement, pages 2 to 9, section entitled "Information about Nominees, Directors and Principal Stockholders."

        (l0) Proxy Statement, pages 10 to 17, section entitled "Executive Compensation," through and including section entitled "Certain Transactions with Management."

         (11) Proxy Statement, pages 2 to 9, sections entitled "Information about Nominees, Directors and Principal Stockholders" and "Security Ownership of Certain Beneficial Owners."

         (12) Proxy Statement, pages 16 to 17, sections entitled "Certain Transactions with Management" and "Compensation Committee Interlocks and Insider Participation."

                                     PART I

Item 1.  BUSINESS

                      (a)  GENERAL DEVELOPMENT OF BUSINESS

Organization

Puerto Rican Cement Company, Inc. (the "Registrant"), a corporation organized under the laws of the Commonwealth of Puerto Rico in l938, is engaged in: (i) the production and sale of cement, ready-mixed concrete and related products,
(ii) paper and packaging and (iii) realty operations.

Recent Acquisitions

On November 21, 1995, the Registrant purchased 100% of the common stock of Ready Mix Concrete, Inc. (RMC) and Concreto Mixto, Inc. (CMI) for an aggregate purchase price of $23,600,000 in cash, stock and notes. These two companies are major producers of ready-mixed concrete in the island of Puerto Rico, principally in the north and northeastern region of the island. The acquisition was accomplished through the issuance of 85,522 shares of the Registrant's common stock, and the payment of cash and issuance of notes payable to the sellers in the aggregate amount of approximately $17,700,000. The assets of these two companies included 195 ready-mixed concrete trucks and 18 concrete batching plants.

Approximately 19% of the shares of RMC have not been delivered to the Registrant. The transfer of these shares requires the approval of the Court. The Registrant does not expect any problem to obtain this approval.

               (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS


Information on the industry segments in which the Registrant has been engaged for the last three fiscal years, including the amounts of revenue, operating profit and identifiable assets attributable to each of the Registrant's industry segments, is included as part of the Registrant's Annual Report to Stockholders for the year ended December 3l, l995 (the "Annual Report"), page 28, section entitled "Notes to Consolidated Financial Statements, Note 13/ Financial Data by Industries," which includes the financial statements and schedules furnished pursuant to Item 14 and is incorporated herein by reference.

                     (c)  NARRATIVE DESCRIPTION OF BUSINESS


(i)  Principal Products or Services

The principal products produced or services rendered by the Registrant are:

         (A)     Cement and related products

                 1. Portland grey cement, Type I, manufactured under specifications of the American Society for Testing Materials ("ASTM")

                 2.       Hydrated lime

                 3.       Ready-mixed concrete

         (B)     Paper and packaging

                 l.       Multi-wall paper bags

         (C)     Realty operations

The Registrant's products are sold principally on the island of Puerto Rico.

Portland grey cement is used primarily in the construction of residential, commercial and public buildings and in the construction of highways. During the fiscal year ended December 3l, l995, the Registrant sold 5,149,929 barrels of grey cement. Substantially all these sales were made to customers in Puerto
Rico.   Approximately 21% of the cement sold by the Registrant in 1995 was sold to the ready-mixed concrete operations acquired by the Registrant in November 1995.

During the fiscal year ended December 3l, l995, approximately 29% of the hydrated lime produced by the Registrant was sold to the construction and agricultural industry and the remaining 71% was sold to other industries for chemical usage, both locally and in export markets. Approximately 30.9% (37.4% in 1994) of total sales of hydrated lime, mainly for use in connection with chemical water purification, were made to the local Government or its agencies. Export sales for the year ended on December 31, 1995, represented 36% of the total sales of hydrated lime.

The annual ready-mixed concrete production capacity of the companies acquired in November 1995 is over 1.5 million cubic yards. Both companies sell their product primarily to contractors on public construction projects as well as residential and industrial builders.

Multi-wall paper bags produced by the Registrant's St. Regis Paper and Bag Division was marketed almost exclusively in Puerto Rico and were used by the following customers: 35% by the Registrant and its subsidiaries for packing its products; 1% for packaging of cement and related products by other producers; 9% by sugar producers; 50% by the grain and animal feed industry; and 5% for chemical, rice, fertilizers and other miscellaneous uses.

The Registrant, through one of its majority owned subsidiaries, owns and holds for future development and sale approximately 532 acres of land throughout Puerto Rico.

Total Revenue

Set forth below are (i) the total revenue (in thousands of dollars) for each of the last three fiscal years contributed by any class of similar products that accounted for l0% or more of the Registrant's consolidated net sales in such fiscal years and (ii) the Registrant's consolidated net sales (in thousands of dollars) for each of the last three fiscal years:

                        Portland                Consolidated
                       grey cement               net sales
                       -----------              ------------
         1995             $84,969                  $100,232
         1994              84,168                    92,830
         1993              73,895                    84,028

Methods of Distribution

The Registrant sells and distributes cement (both in bulk and bagged) and related products in Puerto Rico to (i) customers on a direct basis, (ii) to independent local distributors (which include ready-mixed concrete producers, building material dealers, concrete products manufacturers, and government agencies), and (iii) to general and highway contractors.

Ready-mixed concrete is delivered to construction sites by mixer-trucks owned by the Registrant's subsidiaries.


(ii)  New Products

The Registrant has not made any public announcements regarding, nor has it otherwise made public information about, a new product or industry segment that is material to the Registrant's business.

(iii)  Raw Materials

The Registrant owns in fee properties containing limestone and sand deposits which directly adjoin or are close to its cement and hydrated lime plant sites. The Registrant also owns properties near such plants which contain clay deposits. The Registrant has not conducted a systematic exploratory drilling program ordinarily considered necessary for the establishment of limestone and other raw materials reserve and, accordingly, makes no tonnage estimate of the availability of such raw materials. However, based on scattered drilling results on deposits of substantial depths, and past and present production from the Registrant's properties, the Registrant believes that the availability of limestone and other raw materials presents no foreseeable problem. There have been no recent material mining changes in the exploitation of the principal raw material deposits, and none are expected. The Registrant purchases raw gypsum in the open market from sources outside Puerto Rico. Coal for firing the kilns is purchased from Carbones de Colombia, S.A., a Colombian supplier, under a long-term supply contract. Electricity is purchased from the Puerto Rico Electric Power Authority, and water is obtained from wells on the Registrant's properties.

Ready-mixed concrete is formed by mixing controlled portions of cement, water and aggregates. RMC and CMI each purchases most of its cement from the Registrant's cement plant. RMC also purchases cement, under a contract signed prior to the acquisition, from San Juan Cement Company, Inc., the other cement producer in Puerto Rico. Aggregates, such as sand and gravel, as well as additives used in the formation of concrete are purchased from various suppliers.


(iv)  Patents and Trademarks

St. Regis Paper and Bag Division had the right to use until December 3l, l995 certain trademarks, trade names and patents owned by Stone Container Corporation (which were once owned by St. Regis Paper Company of New York, then acquired by Champion International during l985, and after that sold to Stone Container Corporation). The Registrant is negotiating, annually, for renewal of this agreement for continued use of such trademarks, trade names and patents. The Registrant believes that failure to renew such agreement would have no material impact on this segment of its business.


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

(vi)  Credit and Working Capital Practices

As of December 31, 1995, the Registrant had invested approximately 13% of its total assets in inventory, which consists mainly of operating supplies and repair parts for its equipment. Taking into account, the geographical locations of the Registrant's manufacturing facilities as compared to the geographical locations of its major suppliers, such investment in inventory is considered normal by industry standards. No significant amounts of finished goods are required to be maintained in inventory to meet rapid delivery requirements of customers. The Registrant sells its products to customers under normal commercial open account payment terms.


(vii)  Customers

During fiscal year l995, 27% of the Registrant's total dollar sales in the cement and related products segment were made to 10 unrelated customers. One of these customers, Hormigonera Mayaguezana, accounted for approximately 12% of the Registrant's consolidated sales.


(viii)  Backlog

In the opinion of the Registrant, backlog is not a relevant consideration in the type of business in which it is engaged.


(ix)  Government Contracts

No material portion of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.


(x)  Competition

The Registrant is the principal producer of cement, hydrated lime and multi-wall paper bags in Puerto Rico. During l995, the other cement manufacturing company in Puerto Rico, San Juan Cement Company, Inc., which began production at the end of May l970, accounted for approximately 38.3% of the total bags of cement sold in Puerto Rico. No material amount of cement was imported to the Puerto Rico market during 1995.

The Registrant competes based on the price and quality of its products.

The Registrant believes that it is the largest producer of ready-mixed concrete in Puerto Rico. Competition includes various large ready-mixed companies and several small ready-mixed operators. Competition for sales volume, based principally on price, is considered very strong. In addition, product quality and consistency and customers services are important, although to a lesser degree.

(xi)  Research and Development

During the last three fiscal years, other than the conversion of two slurry mills to cement grinding mills, which was completed in the third quarter of 1995, the Registrant has not spent any material amounts on research and development activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques for itself or for any of its customers.


(xii)  Environmental Compliance

During l978, the Registrant completed the installation of air pollution control equipment in its Ponce cement and lime plants at an aggregate approximate cost of $l7,000,000. Such equipment was installed in order to comply with (i) regulations established by the Environmental Quality Board of Puerto Rico and
(ii) the terms of a consent order signed in August l974 (as amended in July l976 and February l978) with the Federal Environmental Protection Agency.

The Registrant financed the cost of the pollution abatement program through a loan obtained in l975 from the Government Development Bank for Puerto Rico. This loan was extinguished in l985 as fully described in a Current Report on Form 8-K dated September l985.

The Registrant's plants are in compliance with existing environmental regulations. No significant expenditures for pollution control equipment are expected in the near future.

Regulations issued by the United States Environmental Protection Agency limit
the Registrant's annual production capacity.   In 1995, such regulations
limited the Registrant's capacity to 5,165,000 barrels of clinker. The Registrant complied with these limitations and such limitations did not have a material effect on the capital expenditures, earnings or competitive position of the Registrant.


(xiii)  Employees

As of December 3l, l995, the Registrant and its subsidiaries had 939 employees, including 408 from its ready-mixed concrete subsidiaries.


           (d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
                               AND EXPORT SALES

None of the Registrant's industry segments depend to any material extent on foreign operations, except that wholly-owned subsidiary Florida Lime Corp., reported a significant portion of its sales volume on export sales.

                   (e)  EXECUTIVE OFFICERS OF THE REGISTRANT

1. Miguel Nazario, age 48, President and Chief Executive Officer of the Registrant since January 1, 1995; Vice President of the Registrant from August 8, l994 to December 31, 1994; prior to joining the Registrant, Mr. Nazario held various administrative positions over a ten-year period, most recently as a member of the Corporate Manufacturing Staff of Digital Equipment Corporation.

2. Jose J. Suarez(1), age 60, Director; Executive Vice President in charge of Operations of the Registrant from January 1, 1988 to December 31, 1995; Senior Vice President in charge of Operations from October l983 to December 31, 1987; Vice President of Operations from June l982 to October l983.

3. Jose O. Torres, age 50, Secretary; Treasurer and Vice President of Finance of the Registrant since January 1, 1988; Vice President and Treasurer from October l983 to December 31, 1987; Vice President of Sales from l982 to October l983; Treasurer from l976 to l982.

4. Angel M. Amaral, age 62, Vice President and Controller of the Registrant since June l982; Controller from l976 to June l982.

5. Rene Di Cristina, age 45, Vice President of Sales of the Registrant since October l983.

6.       Benito del Cueto, age 61, Vice President of Realty Operations.

7. Antonio L. Ferre Rangel(2), age 28, Director; Vice President of Strategic Planning since January 1, 1995. Mr. Ferre joined the Company in 1992.

8. Juan A. Carbonell(3), age 74, Vice President and General Manager of St. Regis Paper and Bag Division from January 1984 to December 31, 1995.

All officers are elected to serve for a term of one year and until the election and qualification of their respective successors.

--------------------


(1) Mr. Suarez retired from his position as Executive Vice President in Charge of Operations of the Registrant as of December 31, 1995, but remained as a Director.

(2) Mr. Ferre was named Vice President of Operations and Strategic Planning effective on January 6, 1996.

(3) Mr. Carbonell retired from his position as Vice President and General Manager of St. Regis Paper and Bag Division as of December 31, 1995.

Item 2.  PROPERTIES

Used in cement and related products segments

The Registrant owns in fee a cement plant located in Ponce, Puerto Rico on a 25-acre site. It also owns in fee a hydrated lime manufacturing plant that is located within the Ponce cement plant premises. The Ponce cement plant operates under the dry process and during the last fiscal year 5,168,693 barrels of cement were produced for an approximate 95% of its effective kiln capacity. The lime plant produced 26,177 tons of lime and was operated at approximately 57% of its capacity.

During 1992 the Registrant purchased a 67-acre tract of land located next to the cement plant and a 149-acre tract of land adjacent to one of the Registrant's quarries for future quarry operations.

During l995 the Registrant continued the repairs and maintenance program on its plants. The Registrant believes that its plants are presently in good condition and properly maintained.

The Registrant owns in fee properties containing adequate deposits of limestone and other raw materials (See Item l (c) (iii)) which directly adjoin or are close to the plant sites.

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

Used in realty operations

The Registrant and one of its subsidiaries own in fee, and hold for future development and sale, approximately 532 acres of land throughout Puerto Rico. (See Item l (c) (i).)

Used for office facilities

The Registrant and its subsidiaries own a one story building housing its executive offices located in the Amelia Industrial Park, Guaynabo, Puerto Rico.

Information about leased properties is incorporated by reference from the Annual Report, page 28, section entitled "Notes to Consolidated Financial Statements, Note 14/Lease Commitments."

Item 3.  LEGAL PROCEEDINGS

There are presently pending against the Registrant the legal proceedings described in the Annual Report, page 29, section entitled "Notes to Consolidated Financial Statements, Note 16/Contingent Liabilities and Other Commitments," furnished pursuant to Item 14, to which reference is hereby made and which is incorporated by reference herein.

Among the legal actions currently pending against the Registrant is a lawsuit brought by San Juan Cement, Inc. in the United States District Court for the District of Puerto Rico. San Juan Cement, Inc. has sought rescission of the acquisition by the Registrant of two Puerto Rican ready-mixed concrete manufacturers: Concreto Mixto, Inc. and Ready Mix Concrete, Inc. San Juan Cement, Inc. claims that the acquisition violates the federal antitrust laws, purportedly because it tends to substantially lessen competition. Ready Mix Concrete, Inc. has moved to dismiss the complaint for lack of subject matter jurisdiction, and the Registrant and Concreto Mixto, Inc. have joined in the motion to dismiss. As of March 27, 1996, there has been no decision on the motion.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                   PART II

Items 5 through 8 of Part II of this report are omitted as permitted by General Instruction G (2) since the information required by such items is contained in the Registrant's Annual Report which is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                          None.

                                    PART III

Item l0.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors

Information required herein is contained in a definitive Proxy Statement for use in connection with the Registrant's Annual Meeting of Stockholders to be held on May 1, l996 filed with the Commission pursuant to Regulation l4A (the "Proxy Statement") pages 2 to 9, section entitled "Information about Nominees, Directors and Principal Stockholders," and is incorporated herein by reference.


Item 11.  EXECUTIVE COMPENSATION

Information required by Item 11 is contained in the Proxy Statement, pages 10 to 17, section entitled "Executive Compensation" through and including the section entitled "Certain Transactions with Management," and is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item l2 is contained in the Proxy Statement, pages 2 to 9, sections entitled "Information about Nominees, Directors and Principal Stockholders" and "Security Ownership of Certain Beneficial Owners," and is incorporated herein by reference.


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

The financial statement schedules required by Item 14(d) of Form 10-K are excluded since the Registrant is primarily an operating company. All subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or the consolidated subsidiaries in amounts which together exceed l0% of the Registrant's total consolidated assets at December 3l, l995.


(b)  Reports on Form 8-K:   None.

(c)  Exhibits required by Section 601 Regulation S-K:

         3.      Certificate of Incorporation and By-Laws

                 l. Certificate of Incorporation and amendment thereto filed as an exhibit to Form S-l on March 25, 1963, with (i) composite copy of the Certificate of Incorporation dated May l6, l983 filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1983, (ii) amendments dated May 6, 1987 filed as an exhibit to Form 10-Q for the fiscal quarter ended June 30, 1987, and (iii) amendment dated May 5, 1993 (increasing the number of authorized shares of common stock from 10 million to 20 million) filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1993.(*)

                 2. By-Laws of the Registrant, as amended, filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1987, with (i) amendment dated January 1993 filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1993,(*) and (ii) amendment dated December 22, 1994 filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994.

         l0.     Material contracts

                 1. Coal Purchase/Sale Agreement between Registrant and Carbones de Colombia, S.A. dated as of December 14, 1982 filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1982.(*) Copy of addendum No. 5 which changed the quantity of coal purchases to 100,000 tons per year through the year 2000, was filed as an exhibit to Form 10-Q for the fiscal quarter ended March 31, 1992.(*)

                 2.       (a)     Consolidated and restated loan agreement
                                  dated as of September 27, 1985 among
                                  Registrant, Registrant's Guarantors and the
                                  Government Development Bank for Puerto Rico for approximately $18.3 million encompassing all outstanding debt of the Registrant to the bank as of that date.(*)

                          (b) Indenture trust agreement dated September 27, l985 between Registrant as grantor and Banco de Ponce as trustee for the benefit of the Government Development Bank for Puerto Rico.(*)

         (Both documents listed above in this paragraph l0.2 were filed as exhibits to a Current Report on Form 8-K dated September l985 and are related to the early extinguishment of the debt transaction described therein.)


                 3. Loan agreement between the Registrant and Banco Popular de Puerto Rico in the principal amount of $10,000,000 dated as of November 6, 1987 filed as an exhibit to a Current Report on Form 8-K dated November 1987.(*) Letter dated January 17, 1992, which modifies certain terms of such loan agreement (including a reduction in the interest rate and a change in the original repayment schedule from quarterly payments to annual payments) filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1991.(*)

                 4. Form of Severance Compensation Agreement executed by the Registrant during the third quarter of 1989 with a consultant and 18 of the Registrant's key officers, filed as an exhibit to Form 10-Q for the fiscal quarter ended September 30, 1989.(**)

                 5. Loan agreement between the Registrant and Banco Popular de Puerto Rico in the principal amount of $8,000,000 dated as of December 8, 1993 (used to finance the conversion to cement grinding of two existing slurry mills) and letter dated July 11, 1994 (amending certain sections of the original loan agreement).

                 6. Loan agreement between the Registrant and The Bank of Nova Scotia in the principal amount of $16,000,000 dated as of February 26, 1993 (used in the financing of the conversion of two existing slurry mills to cement grinding).

                 7. Loan agreement between the Registrant and Banco Popular de Puerto Rico in the principal amount of $6,000,000 dated August 2, 1993 (to pay a $3 million scheduled installment and an optional $3 million payment on a long-term debt due August 1993) and letter dated July 11, 1994 (amending certain sections of the original loan agreement).

                 8. Loan agreement between the Registrant and Banco Popular de Puerto Rico in the principal amount of $7,000,000 dated September 15, 1994 (used to refinance the outstanding balance of another loan) filed as an exhibit to Form 10-Q for the fiscal quarter ended September 30, 1994.(*)

                  9. Amendment to the Consulting Agreement between the Registrant and Antonio Luis Ferre dated January 1, 1995.(**)

                 13. Annual Report to security holders for the year ended December 3l, l995.

                 21. Subsidiaries of the Registrant are included as part of the Annual Report to security holders, page 33, section entitled "Subsidiaries." All of the Registrant's subsidiaries are incorporated under the laws of the Commonwealth of Puerto Rico, except for Caribbean Cement Carriers Corporation, which is incorporated under the laws of the Republic of Panama, and Ferre Export Corporation, which is incorporated under the laws of the state of New York.

                 23. Consent of Price Waterhouse, independent public accountants.

                 27.      Financial Data Schedule.

-----------------------------------

    (*)  Incorporated herein by reference.

   (**) Exhibit constitutes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 (b) (10) (iii).

                                  SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUERTO RICAN CEMENT COMPANY, INC. (REGISTRANT)



Date:  March 27, 1996                              By:/s/ Miguel Nazario
                                                      -------------------------
                                                   Miguel Nazario
                                                   President and Chief Executive
                                                      Officer and Director

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  March 27, 1996                                               By: /s/ Miguel Nazario
                                                                       ------------------------------
                                                                    Miguel Nazario
                                                                    President and Chief Executive
                                                                      Officer and Director


Date:  March 27, 1996                                               By: /s/ Antonio Luis Ferre
                                                                       ------------------------------
                                                                    Antonio Luis Ferre
                                                                    Chairman of the Board and
                                                                      Director


Date:  March 27, 1996                                               By: /s/ Alberto M. Paracchini
                                                                       ------------------------------
                                                                    Alberto M. Paracchini
                                                                    Director and Vice Chairman of
                                                                      the Board


Date:  March 27, 1996                                               By: /s/ Hector del Valle
                                                                       ------------------------------
                                                                    Hector del Valle
                                                                    Director and Vice Chairman of
                                                                      the Board


Date:  March 27, 1996                                               By: /s/ Antonio L. Ferre Rangel
                                                                       ------------------------------
                                                                    Antonio L. Ferre Rangel
                                                                    Vice President of Operations and
                                                                      Strategic Planning and Director


Date:  March 27, 1996                                               By: /s/ Jose O. Torres
                                                                       ------------------------------
                                                                    Jose O. Torres
                                                                    Vice President of Finance,
                                                                      Secretary and Treasurer


Date:  March 27, 1996                                               By: /s/ Angel M. Amaral
                                                                       ------------------------------
                                                                    Angel M. Amaral
                                                                    Vice President and Controller

Date:  March 27, 1996                                               By: /s/ Jose J. Suarez
                                                                       ------------------------------
                                                                    Jose J. Suarez
                                                                    Director


Date:  March 27, 1996                                               By: /s/ Jose Fernandez Paoli
                                                                       ------------------------------
                                                                    Jose Fernandez Paoli
                                                                    Director


Date:  March 27, 1996                                               By: /s/ Esteban D. Bird
                                                                       ------------------------------
                                                                    Esteban D. Bird
                                                                    Director


Date:  March 27, 1996                                               By: /s/ Emilio J. Venegas
                                                                       ------------------------------
                                                                    Emilio J. Venegas
                                                                    Director


Date:  March 27, 1996                                               By: /s/ Oscar A. Blasini
                                                                       ------------------------------
                                                                    Oscar A. Blasini
                                                                    Director


Date:  March 27, 1996                                               By: /s/ Hector Puig Ramirez
                                                                       ------------------------------
                                                                    Hector Puig Ramirez
                                                                    Director


Date:  March 27, 1996                                               By: /s/ Rosario J. Ferre
                                                                       ------------------------------
                                                                    Rosario J. Ferre
                                                                    Director


Date:  March 27, 1996                                               By: /s/ Federico F. Sanchez
                                                                       ------------------------------
                                                                    Federico F. Sanchez
                                                                    Director


Date:  March 27, 1996                                               By: /s/ Jorge L. Fuentes
                                                                       ------------------------------
                                                                    Jorge L. Fuentes
                                                                    Director

Date:  March 27, 1996                                               By: /s/ Carlos J. Suarez
                                                                       ------------------------------
                                                                    Carlos J. Suarez
                                                                    Director


Date:  March 27, 1996                                               By: /s/ Luis A. Ferre Rangel
                                                                       ------------------------------
                                                                    Luis A. Ferre Rangel
                                                                    Director


Date:  March 27, 1996                                               By: /s/ Juan A. Albors
                                                                       ------------------------------
                                                                    Juan A. Albors
                                                                    Director


Date:  March 27, 1996                                               By: /s/ Federico Stubbe
                                                                       ------------------------------
                                                                    Federico Stubbe
                                                                    Director

                       PUERTO RICAN CEMENT COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                                     INDEX



                                                                                                 Page
                                                                                                 ----
Report of independant accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23
Schedule V - Property, Plant and Equipment for the years ended
  December 31, 1993, 1994 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24
Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property,
  Plant and Equipment for the years ended December 31, 1993, 1994 and 1995  . . . . . . . .        25
Schedule VIII - Valuation and Qualifying accounts for the years ended
  December 31, 1993, 1994 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26
Schedule IX - Short Term Borrowing for the years ended
  December 31, 1993, 1994 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27
Schedule X - Supplementary income statement information for the years ended
  December 31, 1993, 1994 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        28
Financial Data Schedule   . . . . . . . . . . . . . . . . . . . .  .  . . . . . . . . . . .        29

                                                                      SCHEDULE V

           PUERTO RICAN CEMENT COMPANY, INC. AND SUBSIDIARY COMPANIES
                         PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995


===================================================================================================================================
    COLUMN A                             COLUMN B              COLUMN C              COLUMN D          COLUMN E          COLUMN F
                                        BALANCE AT                                                                      BALANCE AT
                                        BEGINNING              ADDITIONS                                                  END OF
    CLASSIFICATIONS                      OF YEAR                AT COST (2)       RETIREMENTS (1)      TRANSFERS           YEAR
===================================================================================================================================
         1993
  Land and quarries                   $  4,892,631           $    17,298             $     -          $      -         $  4,909,929
  Buildings                             28,074,938                  -                   222,894           391,764        28,243,808
  Machinery and equipment               89,436,860               270,882              2,161,579         1,630,539        89,176,702
  Pollution control equipment           28,445,104                22,967                218,325           434,158        28,683,904
  Construction in progress                    -                8,825,821                   -           (2,456,461)        6,369,360
                                      ---------------------------------------------------------------------------------------------
Total                                 $150,849,533           $ 9,136,968             $2,602,798       $      -         $157,383,703
                                      =============================================================================================

         1994
  Land and quarries                   $  4,909,929           $      -                $     -          $      -         $  4,909,929
  Buildings                             28,243,808                  -                    68,220           158,047        28,333,635
  Machinery and equipment               89,176,702               244,916              4,005,731         2,385,098        87,800,985
  Pollution control equipment           28,683,904                   700                878,748           215,137        28,020,993
  Construction in progress               6,369,360            11,011,147                   -           (2,758,282)       14,622,225
                                      ---------------------------------------------------------------------------------------------
Total                                 $157,383,703           $11,256,763             $4,952,699       $      -         $163,687,767
                                      =============================================================================================

         1995
  Land and quarries                   $  4,909,929           $ 5,091,042             $   14,893       $      -         $  9,986,078
  Buildings                             28,333,635               973,028                208,628        10,526,618        39,624,653
  Machinery and equipment               87,800,985            21,606,873              2,417,782        10,683,442       117,673,518
  Pollution control equipment           28,020,993                  -                   145,467         2,899,665        30,775,191
  Construction in progress              14,622,225             9,976,000                   -          (24,109,725)          488,500
                                      ---------------------------------------------------------------------------------------------
Total                                 $163,687,767           $37,646,943             $2,786,770       $      -         $198,547,940
                                      =============================================================================================

-------------------------------------

(1) Retirements relate mainly to the cost of fully depreciated assets no longer in use. In 1994, total retirements include equipment written-off with a book value of $587,671.
(2) Additions, include $27,487,261 of ready mixers acquired in November 21, 1995.

                                                                     SCHEDULE VI

           PUERTO RICAN CEMENT COMPANY, INC. AND SUBSIDIARY COMPANIES ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                        PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995


===================================================================================================================================
     COLUMN A                            COLUMN B              COLUMN C              COLUMN D          COLUMN E          COLUMN F
                                         BALANCE               ADDITIONS                                                 BALANCE
                                           AT                  CHARGED TO                                                   AT
                                        BEGINNING              COSTS AND                                                  END OF
     DESCRIPTION                         OF YEAR                EXPENSES (2)       RETIREMENTS (1)     TRANSFERS           YEAR
===================================================================================================================================
          1993
  Land and quarries                   $   419,209            $   11,397              $     -          $     -          $   430,606
  Buildings                             5,773,779               587,765                 222,894             -            6,138,650
  Machinery and equipment              25,876,123             5,025,196               2,161,580             -           28,739,739
  Pollution control equipment          12,422,287             1,291,688                 218,324             -           13,495,651
                                      --------------------------------------------------------------------------------------------
Total                                 $44,491,398            $6,916,046              $2,602,798       $     -          $48,804,646
                                      ============================================================================================

          1994
  Land and quarries                   $   430,606            $   12,725              $     -          $     -          $   443,331
  Buildings                             6,138,650               584,410                  68,220             -            6,654,840
  Machinery and equipment              28,739,739             5,046,397               3,705,109             -           30,081,027
  Pollution control equipment          13,495,651             1,305,590                 591,699             -           14,209,542
                                      --------------------------------------------------------------------------------------------
Total                                 $48,804,646            $6,949,122              $4,365,028       $     -          $51,388,740
                                      ============================================================================================

          1995
  Land and quarries                   $   443,331            $   24,188              $     -          $     -          $   467,519
  Buildings                             6,654,840               592,428                 208,628             -            7,038,640
  Machinery and equipment              30,081,027             5,457,623               2,400,294             -           33,138,356
  Pollution control equipment          14,209,542             1,272,137                 145,467             -           15,336,212
                                      --------------------------------------------------------------------------------------------
Total                                 $51,388,740            $7,346,376              $2,754,389       $     -          $55,980,727
                                      ============================================================================================

-----------------------------------------

(1) Retirements relate mainly to accumulated depreciation of fully depreciated assets.
(2)  Additions, include $409,321 of ready mixers acquired in November 21, 1995.

                                                                   SCHEDULE VIII

           PUERTO RICAN CEMENT COMPANY, INC. AND SUBSIDIARY COMPANIES
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995


        COLUMN A                         COLUMN B                          COLUMN C                    COLUMN D          COLUMN E
===================================================================================================================================
                                                               ADDITIONS            ADDITIONS      DEDUCTIONS FROM
                                        BALANCE AT            CHARGED TO             CHARGED      RESERVES WRITE-OFF    BALANCE AT
                                        BEGINNING              COST AND                TO          OF UNCOLLECTIBLE       END OF
        DESCRIPTION                      OF YEAR               EXPENSES               OTHER (1)        ACCOUNTS            YEAR
===================================================================================================================================
  Allowance for
doubtful accounts


      1993                            $1,203,501                                     $    1,492       $83,392          $1,121,601


      1994                            $1,121,601                                     $      948       $28,546          $1,094,003


      1995                            $1,094,003                                     $  505,013       $59,228          $1,539,788

-------------------------------------

(1)  Additions, include $505,013 of ready mixers acquired in November 21, 1995.

                                                                     SCHEDULE IX

          PUERTO RICAN CEMENT COMPANY, INC. AND SUBSIDIARY COMPANIES
                              SHORT TERM BORROWING
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995


=================================================================================================================================
                                                                                   OUTSTANDING DURING
                                                                                       THE PERIOD
                                    BALANCE                WEIGHTED          -----------------------------      WEIGHTED AVERAGE
       CATEGORY                     AT END                 AVERAGE           MAXIMUM             AVERAGE          INTEREST RATE
     OF BORROWINGS                 OF PERIOD            INTEREST RATE(2)     AMOUNT             AMOUNT (1)      DURING THE PERIOD
=================================================================================================================================
          1993

Banks and other financial
    institutions:
Under line of credit                                                               None              None

          1994

Banks and other financial
    institutions:
Under line of credit              $2,420,000                 6.15%           $3,400,000          $424,000              5.69%

          1995

Banks and other financial
    institutions:
Under line of credit                                                         $2,175,000          $751,000              6.09%

----------------------------

(1) The average amount outstanding during the period was computed based on the actual daily balances outstanding during the year.
(2) The weighted average interest rate during the period was computed based on the sum of the actual interest rates.

                                                                     SCHEDULE X
                       PUERTO RICAN CEMENT COMPANY, INC.
                            AND SUBSIDIARY COMPANIES
                  SUPPLEMENTARY INCOME STATEMENTS INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



---------------------------------------------------------------------------------------------------
                ITEMS                                           1995         1994          1993
===================================================================================================
Maintenance and repairs (1)                                  $4,021,524    $5,264,126    $3,683,584

Depreciation and amortization of
  intangible assets, pre-operating
  costs and similar deferrals                                        (2)           (2)           (2)

Taxes, other than payroll and
  income taxes:

    Excise taxes                                             $1,770,197    $1,698,615    $1,505,312
    Property taxes                                            2,985,342     2,886,411     3,222,074
    Other                                                        99,017       100,934       116,523
                                                             ----------    ----------    ----------
                                                             $4,854,556    $4,685,960    $4,843,909
                                                             ==========    ==========    ==========


Royalties                                                            (2)           (2)           (2)


Advertising costs                                                    (2)           (2)           (2)

-----------------------------------

(1) The amount of 1994,includes $2.3 million from a major overall maintenance and replacement work of worn interchangeable machinery parts mostly related to dry process equipment. This kind of work is not recurrent on an annual basis but is expected to take place every three to five years.
(2) Amount is not disclosed because it is lower than the minimum required for reporting in accordance with Rule 12-11 of Regulation S-X.