Form 10-Q
period 1996-03-31
PUERTO RICAN CEMENT CO INC
filed 1996-05-14
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                    ------------------   -------------------

                        Commission File Number :  1-4753
                                                  ------

                       PUERTO RICAN CEMENT COMPANY, INC.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

COMMONWEALTH OF PUERTO RICO                                                                 51-A-66-0189525
- ---------------------------                                                                 ---------------
(State or other jurisdiction of incorporation)                                           (I.R.S. Employer ID No.)

PO Box 364487 - San Juan, P.R.                                                                    00936-4487
- ------------------------------                                                                    ----------
(Address of principal executive offices)                                                          (Zip Code)

      Registrant's telephone number, including area code : (787) 783-3000
                                                           --------------
                                      NONE
                                      ----
   Former name, former address and former fiscal year, if changed since last report.

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Common stock, $1 Par Value; 5,504,722 Shares Outstanding
           --------------------------------------------------------

                       PUERTO RICAN CEMENT COMPANY, INC.


                                     INDEX

                                                                                              PAGE NO.
                                                                                              --------
Part I   -       Financial Information

                 Consolidated Balance Sheet as of
                 March 31, 1996 and December 31, 1995                                         1 - 2

                 Consolidated Statement of Income
                 First quarter ended on
                 March 31, 1996 and 1995                                                        3

                 Consolidated Statement of Cash Flows
                 Three months ended on
                 March 31, 1996 and 1995                                                        4

                 Notes to Consolidated Financial Statements                                     5

                 Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                   6 - 7


Part II  -       Other Information                                                              7

                 Signatures                                                                     8


                       PUERTO RICAN CEMENT COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                             MARCH              DECEMBER
ASSETS                                                                      31, 1996            31, 1995
                                                                         ------------         ------------
CURRENT ASSETS
   Cash and Cash Equivalents                                             $ 11,013,273         $ 11,599,636
                                                                         ------------         ------------
   Investments available-for-sale                                           4,449,887            4,473,536
                                                                         ------------         ------------
   Short-term investments                                                   1,056,501              974,073
                                                                         ------------         ------------
   Notes and accounts receivable-net of allowance for
      doubtful accounts of $1,575,854 in 1996 and
      $1,539,788 in 1995                                                   27,203,946           24,526,385
                                                                         ------------        -------------
   Inventories:
      Finished products                                                     1,996,652            2,207,360
      Work in process                                                       3,353,372            3,521,451
      Raw materials                                                         3,876,643            4,651,699
      Maintenance & operating supplies                                     20,421,101           21,339,303
      Land held for sale including development costs                          502,602              502,602
                                                                         ------------        -------------
   Total inventories                                                       30,150,370           32,222,415
                                                                         ------------        -------------
   Prepaid expenses                                                         4,634,351            4,752,187
                                                                         ------------        -------------
TOTAL CURRENT ASSETS                                                       78,508,328           78,548,232

PROPERTY, PLANT & EQUIPMENT - Net of
   accumulated depreciation, depletion and amortization
   of $58,540,290 in 1996 and $55,980,727 in 1995                         142,961,141          142,567,213

LONG-TERM INVESTMENTS                                                      31,518,667           31,228,541

OTHER ASSETS                                                                2,831,572            2,670,882
                                                                        -------------        -------------
TOTAL                                                                   $ 255,819,708        $ 255,014,868
                                                                        =============        =============

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                            MARCH              DECEMBER
LIABILITIES AND STOCKHOLDERS' EQUITY                                       31, 1996            31, 1995
                                                                       --------------      ---------------
CURRENT LIABILITIES
   Notes payable $          -                                          $    4,100,000
   Current portion of long-term debt                                        7,545,072            7,649,853
   Accounts payable                                                         9,101,689            8,440,255
   Accrued liabilities                                                      7,923,677            7,452,614
   Income taxes payable                                                     1,353,546              334,664
                                                                       --------------      ---------------
TOTAL CURRENT LIABILITIES                                                  25,923,984           27,977,386
                                                                       --------------      ---------------
LONG-TERM LIABILITIES
   Long-term debt, less current portion                                    57,454,256           57,549,475
   Deferred income taxes                                                   31,053,652           30,808,654
   Postretirement benefits liability                                        2,889,875            2,873,430
                                                                       --------------      ---------------
                                                                           91,397,783           91,231,559
                                                                       --------------      ---------------
STOCKHOLDERS' EQUITY
   Preferred stock, authorized 2,000,000
      shares of $5.00 par value each; none issued
   Common stock authorized 20,000,000
      shares of $1.00 par value each; issued
      6,000,000 shares, outstanding 5,504,722 shares                        6,000,000            6,000,000
   Additional paid-in capital                                              14,482,054           14,482,054
   Unrealized gain on investments available-for-sale                            8,920               74,313
   Retained earnings                                                      128,974,196          126,216,785
                                                                       --------------      ---------------
                                                                          149,465,170          146,773,152
Less:    495,278 shares of common stock
         in treasury, at cost                                              10,967,229           10,967,229
                                                                       --------------      ---------------
STOCKHOLDERS' EQUITY NET                                                  138,497,941          135,805,923
                                                                       --------------      ---------------
TOTAL                                                                  $  255,819,708      $   255,014,868
                                                                       ==============      ===============

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                                               Three Months Ended
                                                                                      March 31,
                                                                              1996               1995
                                                                     ----------------      ---------------
Net sales                                                            $     37,380,055      $    22,718,018
Revenue from real estate operations                                            23,224               24,274
                                                                     ----------------      ---------------
                                                                           37,403,279           22,742,292
Cost of sales                                                              27,040,203           14,743,673
                                                                     ----------------      ---------------
Gross margin                                                               10,363,076            7,998,619
Selling, general & administrative expenses                                  4,642,259            3,143,258
                                                                     ----------------      ---------------
Income from operations                                                      5,720,817            4,855,361
                                                                     ----------------      ---------------
Other charges (credits):
   Interest and financial charges                                           1,137,836              525,987
   Interest income                                                           (604,751)            (602,776)
   Other income                                                              (117,662)             (35,047)
                                                                     ----------------      ---------------
      Total other charges (credits)                                           415,423             (114,836)
                                                                     ----------------      ---------------
Income before income tax                                                    5,305,394            4,967,197
Provision for income tax                                                    1,612,180            1,674,177
                                                                     ----------------      ---------------
   Net income                                                        $      3,693,214      $     3,293,020
                                                                     ================      ===============

Income per share:
   Net income                                                        $           0.67      $          0.60
                                                                     ================      ===============

   Common Shares Outstanding                                                5,504,722            5,494,200
                                                                     ================      ===============

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED

                                                                                    MARCH 31,
                                                                            1996                 1995
                                                                       --------------       --------------
Cash flows from operating activities:
   Net income                                                          $    3,693,214       $    3,293,020
                                                                       --------------       --------------
   Adjustments to reconcile net income to
      cash flows from operating activities:
      Depreciation, depletion and amortization                              2,597,942            1,708,919
      Accretion of discounts on investments                                  (386,468)            (382,265)
      Provision for deferred income taxes                                     244,998              783,234
      Postretirement benefits cost                                             20,220              196,055
      Gain on sale of fixed assets                                            (11,338)            -
      Changes in assets and liabilities:
         Increase in notes & accounts receivable                           (2,677,561)            (736,166)
         Decrease (increase) in inventories                                 2,072,045           (1,075,049)
         Decrease (increase) in prepaid expenses                              117,836             (354,824)
         (Decrease) increase in accounts payable                             (278,169)           2,589,624
         Increase in accrued liabilities                                    1,410,666              836,494
         Increase in income taxes payable                                   1,018,882              890,943
         (Increase) decrease in other long-term assets                       (175,720)              11,788
                                                                       --------------       --------------
      Total adjustments                                                     3,953,333            4,468,753

      Cash provided by operations                                           7,646,547            7,761,773
                                                                       --------------       --------------
Cash flows from investing activities:
   Capital expenditures                                                    (2,984,277)          (3,546,910)
   Decrease (increase) in long-term investments                                96,342             (293,181)
   Increase in other short-term investments                                   (82,428)          (2,250,000)
   Increase in investments available-for-sale                                 (41,744)            -
   Proceeds from sale of fixed assets                                          15,000             -
                                                                       --------------       --------------
      Cash used in investing activities                                    (2,997,107)          (6,090,091)
                                                                       --------------       --------------
Cash flows from financing activities:
   Repayment of long-term debt and notes payable                           (4,300,000)            -
   Dividends paid                                                            (935,803)            (934,014)
   Proceeds from loans                                                       -                   1,764,243
   Decrease in short-term borrowing                                          -                  (2,420,000)
                                                                       --------------       --------------
      Cash used in financing activities                                    (5,235,803)          (1,589,771)
                                                                       --------------       --------------
(Decrease) increase in cash and cash equivalents                       $     (586,363)      $       81,911
                                                                       ==============       ==============

Cash and cash equivalents - beginning of year                          $   11,599,636       $      114,702
Cash and cash equivalents - end of period                                  11,013,273              196,613
                                                                       --------------       --------------
(Decrease) increase in cash and cash equivalents                       $     (586,363)      $      81,911
                                                                       ==============       ==============

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      In the opinion of the Registrant, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position at March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations are not necessarily indicative of the results to be expected for the full year.

      The total balances of cash and cash equivalents plus all investments, including short-term, available-for-sale and long-term investments, were $44.0 million at March 31, 1996 compared with $48.2 million at December 31, 1995.
The decrease of $4.2 million resulted principally from the payment of a $4.1 million note due in January 1996 related to the acquisition of one of the ready-mixed concrete companies purchased in November of 1995. The investments consisted principally of short-term obligations and obligations with maturities ranging from more than one year to up to seven years of the U.S. Federal Government or its agencies.

      Notes and accounts receivables were $27.2 million as of March 31, 1996, $2.7 million higher than the amount of receivables at December 31, 1995. This increase resulted principally from higher balances in accounts receivable-trade at the end of the first quarter of 1996 when compared to the end of the last quarter of 1995. Historically, sales for the first quarter of the year have been on the average higher than those from the last quarter of the year. Receivables turnover was maintained at normal levels during the first quarter of 1996, with an average collection period below 60 days.

      Consolidated inventories decreased $2.1 million from December 31, 1995 to approximately $30.2 million at March 31, 1996. Higher sales of cement contributed to increased production levels, decreasing the raw materials, work-in-process and supplies inventories.

      Total current liabilities decreased approximately $2.0 million to $25.9 million on March 31, 1996 from $27.9 million on December 31, 1994. The decrease was principally the net result of the payment of the $4.1 million note previously mentioned, offset by the increased balance in income taxes payable from 1995 tax liabilities and the estimated tax installment due in April 1996.

      At its March 27, 1996 meeting, the Board of Directors of the Registrant declared a 17 cents per share dividend on its common stock, payable on May 17, 1996 to stockholders of record on April 19, 1996. As of March 31, 1996, the Registrant had 5,504,722 shares of common stock issued and outstanding as compared with 5,494,200 as of March 31, 1995.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------

      Working capital at March 31, 1996 was $52.6 million compared with $50.6 million at December 31, 1995. The current ratio increased to 3.03 to 1 for the period ended March 31, 1996 from 2.81 to 1 for the period ended December 31, 1995. The change resulted from the decrease in current liabilities attributable to the payment of the $4.1 million note.

      Capital expenditures during the first quarter of 1996 were approximately $3.0 million, while there was $2.6 million in depreciation for the same period. During this quarter, one of the Company's ready-mixed concrete subsidiaries purchased new trucks at a cost of more than $1.0 million as part of such capital expenditures.

      During the quarter ended on March 31, 1996, the Company repaid $200,000 in long-term debt. The approximate aggregate maturities of long-term debt for the remainder of 1996 and thereafter are as follows:

                 1996                                       $ 7,449,853
                 1997                                        13,600,423
                 1998                                        10,205,357
                 1999                                         7,819,907
                 2000 and thereafter                         25,923,788
                                                            -----------

                 Total                                      $64,999,328
                                                            ===========

      Loan agreements with term lenders impose certain restrictions on the Company concerning working capital, indebtedness, dividends, investments and certain advances, among others.

      The Company has available credit facilities in the aggregate amount of $20,600,000 with commercial banks for short-term financing and discount of trade paper from customers. No balance was outstanding under these credit facilities at any month-end during the first quarter of 1996.


Results of Operations
- ---------------------

      Consolidated net sales increased $14.7 million, or 65%, to $37.4 million for the quarter ended March 31, 1996 from $22.7 million for the quarter ended March 31, 1995. Of this increase, $11.6 million, or 79%, was directly attributable to additional sales provided by the ready-mixed concrete subsidiaries purchased in November 1995. Additional increases were:

    - Cement sales: Net sales increased $1.9 million due primarily to an increase in the number of bags of cement sold from 4.9 million for the quarter ended March 31, 1995 to 5.6 million for the quarter ended March 31, 1996.

    - Lime sales: Net sales increased $823,000 primarily due to an increase in export sales. There were no export sales in the first quarter of 1995.

      Consolidated cost of sales increased from $14.7 million in the first quarter of 1995 to $27.0 million in the first quarter of 1996. This increase included $9.7 million of additional costs attributable to the ready-mixed concrete operations. Excluding the $9.7 million effect resulting from the ready-mixed concrete operations, cost of sales as a percentage of total sales (with total sales adjusted by the effect of additional sales contributed by the ready-mixed concrete operations) increased slightly from 65% in the first quarter of 1995 to 67% in the first quarter of 1996.

      Selling, general and administrative expenses increased $1.5 million to $4.6 million in the first quarter of 1996 compared with $2.5 million in the first quarter of 1995. This increase was principally attributable to $1.3 million of additional expenses related to the ready-mixed concrete operations.

      Interest and financial charges increased $612,000 for the quarter ended March 31, 1996 from $526,000 for the quarter ended March 31, 1995. This increase was primarily due to the additional interest expenses arising from the $16.0 million loans obtained in November of 1995 used to refinance the long-term debt of the ready-mixed concrete subsidiaries plus the interest expense on the loans related to the mills conversion project the capitalization of which ended in the third quarter of 1995.


Part II.  OTHER INFORMATION.

Item 2.  NONE

Item 5.  NONE

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27  Financial Data Schedule (for SEC use only)

                                   SIGNATURES


      Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PUERTO RICAN CEMENT COMPANY, INC.
                                     ---------------------------------
                                                  Registrant



Date:   5/14/96                    By:      /S/ Angel Amaral
       ------------------              ---------------------------------------
                                                Angel Amaral
                                         Vice President & Controller


Date:   5/14/96                    By:      /S/ Jose O. Torres
       ------------------              ---------------------------------------
                                                Jose O. Torres
                                        Vice President of Finance & Treasurer