Form 10-Q
period 1996-06-30
PUERTO RICAN CEMENT CO INC
filed 1996-08-14
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                                 -------------

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              --------   --------

                         Commission File Number: 1-4753
                                                 ------

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

       Registrant's telephone number, including area code: (787) 783-3000
                                                           --------------

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

            Common stock, $1 Par Value; 5,527,074 Shares Outstanding
            --------------------------------------------------------

                       PUERTO RICAN CEMENT COMPANY, INC.


                                     INDEX

                                                                                              PAGE NO.
                                                                                              --------
Part I   -       Financial Information

                 Consolidated Balance Sheet as of
                 June 30, 1996 and December 31, 1995                                           1 - 2

                 Consolidated Statement of Income
                 Three months and six months ended
                 on June 30, 1996 and 1995                                                       3

                 Consolidated Statement of Cash Flows
                 Six months ended on
                 June 30, 1996 and 1995                                                          4

                 Notes to Consolidated Financial Statements                                      5

                 Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                    6 - 9


Part II  -       Other Information                                                               9

                 Signatures                                                                     10


                       PUERTO RICAN CEMENT COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                             JUNE               DECEMBER
ASSETS                                                                     30, 1996             31, 1995
                                                                         ------------         ------------
CURRENT ASSETS
   Cash and Cash Equivalents                                             $ 10,123,986         $ 11,599,636
                                                                         ------------         ------------
   Investments available-for-sale                                           4,397,841            4,473,536
                                                                         ------------         ------------
   Short-term investments                                                   3,180,875              974,073
                                                                         ------------         ------------
   Notes and accounts receivable-net of allowance for
     doubtful accounts of $1,613,613 in 1996 and
     $1,539,788 in 1995                                                    28,161,612           24,526,385
                                                                         ------------         ------------
   Inventories:
      Finished products                                                     1,862,314            2,207,360
      Work in process                                                       4,116,355            3,521,451
      Raw materials                                                         2,866,887            4,651,699
      Maintenance & operating supplies                                     21,395,671           21,339,303
      Land held for sale including development costs                          502,602              502,602
                                                                         ------------         ------------
   Total inventories                                                       30,743,829           32,222,415
                                                                         ------------         ------------
   Prepaid expenses                                                         5,499,561            4,752,187
                                                                         ------------         ------------
TOTAL CURRENT ASSETS                                                       82,107,704           78,548,232
PROPERTY, PLANT & EQUIPMENT - Net of
   accumulated depreciation, depletion and amortization
   of $61,313,444 in 1996 and $55,980,727 in 1995                         143,200,507          142,567,213
LONG-TERM INVESTMENTS                                                      29,706,124           31,228,541
OTHER ASSETS                                                                3,204,843            2,670,882
                                                                         ------------         ------------
TOTAL                                                                    $258,219,178         $255,014,868
                                                                         ============         ============

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                             JUNE               DECEMBER
LIABILITIES AND STOCKHOLDERS' EQUITY                                       30, 1996             31, 1995
                                                                         ------------         ------------
CURRENT LIABILITIES
   Notes payable                                                         $     -              $  4,100,000
   Current portion of long-term debt                                        7,545,072            7,649,853
   Accounts payable                                                         8,984,244            8,440,255
   Accrued liabilities                                                      5,721,563            7,452,614
   Income taxes payable                                                       476,111              334,664
                                                                         ------------         ------------
TOTAL CURRENT LIABILITIES                                                  22,726,990           27,977,386
                                                                         ------------         ------------
LONG-TERM LIABILITIES
   Long-term debt, less current portion                                    57,348,061           57,549,475
   Deferred income taxes                                                   32,433,284           30,808,654
   Postretirement benefits liability                                        2,918,017            2,873,430
                                                                         ------------         ------------
                                                                           92,699,362           91,231,559
                                                                         ------------         ------------
STOCKHOLDERS' EQUITY
   Preferred stock, authorized 2,000,000
      shares of $5.00 par value each; none issued
   Common stock, authorized 20,000,000
      shares of $1.00 par value each; issued
      6,000,000 shares, outstanding 5,527,074 shares
      as of June 30, 1996, 5,504,722 shares as of
      December 31, 1995                                                     6,000,000            6,000,000
   Additional paid-in capital                                              14,702,914           14,482,054
   Unrealized gain (loss) on investments available-for-sale                   (21,029)              74,313
   Retained earnings                                                      132,550,238          126,216,785
                                                                         ------------         ------------
                                                                          153,232,123          146,773,152
Less:    Shares of common stock in treasury, at cost
         (472,926 shares as of June 30, 1996 and
         495,278 shares as of December 31, 1995)                           10,439,297           10,967,229
                                                                         ------------         ------------
STOCKHOLDERS' EQUITY NET                                                  142,792,826          135,805,923
                                                                         ------------         ------------
TOTAL                                                                    $258,219,178         $255,014,868
                                                                         ============         ============

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)



                                                           Three Months Ended                 Six Months Ended
                                                                 June 30                           June 30
                                                          1996             1995             1996             1995
                                                      -----------      -----------      -----------      -----------
Net sales                                             $40,986,865      $25,169,746      $78,366,920      $47,887,764
Revenue from real estate operations                        23,224           30,925           46,448           55,199
                                                      -----------      -----------      -----------      -----------

                                                       41,010,089       25,200,671       78,413,368       47,942,963
Cost of sales                                          29,096,525       15,289,923       56,136,728       30,033,596
                                                      -----------      -----------      -----------      -----------

Gross margin                                           11,913,564        9,910,748       22,276,640       17,909,367
Selling, general & administrative expenses              4,812,297        3,193,716        9,454,556        6,336,974
                                                      -----------      -----------      -----------      -----------

Income from operations                                  7,101,267        6,717,032       12,822,084       11,572,393
                                                      -----------      -----------      -----------      -----------

Other charges (credits):
   Interest and financial charges                       1,113,133          522,793        2,250,969        1,048,780
   Interest income                                       (655,653)        (608,883)      (1,260,404)      (1,211,659)
   Other income                                          (223,041)        (468,992)        (340,703)        (504,039)
                                                      -----------      -----------      -----------      -----------

         Total other charges (credits)                    234,439         (555,082)         649,862         (666,918)
                                                      -----------      -----------      -----------      -----------

Income before income tax                                6,866,828        7,272,114       12,172,222       12,239,311
Provision for income tax                                2,362,028        2,543,982        3,974,208        4,218,159
                                                      -----------      -----------      -----------      -----------

         Net income                                   $ 4,504,800      $ 4,728,132      $ 8,198,014      $ 8,021,152
                                                      ===========      ===========      ===========      ===========


Income per share:
   Net income                                         $      0.82      $      0.87      $      1.48      $      1.47
                                                      ===========      ===========      ===========      ===========

Common Shares Outstanding                               5,527,074        5,456,700        5,527,074        5,456,700
                                                      ===========      ===========      ===========      ===========


See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                  (UNAUDITED)

                                                                                      JUNE 30,
                                                                             1996                  1995
                                                                         ------------          -----------
Cash flows from operating activities:
   Net income                                                            $  8,198,014          $ 8,021,152
                                                                         ------------          -----------
   Adjustments to reconcile net income to
   cash flows from operating activities:
         Depreciation, depletion and amortization                           5,382,612            3,432,609
         Accretion of discounts on investments                               (734,401)            (768,733)
         Provision for deferred income taxes                                1,624,630            2,084,055
         Postretirement benefits cost                                          48,362              222,701
         Gain on sale of fixed assets                                        (142,861)            (421,427)
         Changes in assets and liabilities:
                 Increase in notes & accounts receivable                   (3,635,227)          (3,540,972)
                 Decrease in inventories                                    1,478,586               21,382
                 Increase in prepaid expenses                                (747,374)            (722,073)
                 Decrease in accounts payable                                (399,414)            (374,630)
                 (Decrease) increase in accrued liabilities                   (46,431)             994,239
                 Increase (decrease) in income taxes payable                  141,447             (457,676)
                 (Increase) decrease in other long-term assets               (563,423)              21,951
                                                                         ------------          -----------
         Total adjustments                                                  2,406,506              491,426
                                                                         ------------          -----------
         Cash provided by operations                                       10,604,520            8,512,578
                                                                         ------------          -----------
Cash flows from investing activities:
   Capital expenditures                                                    (6,025,183)          (6,369,009)
   Redemption of long-term investments                                      2,256,818            1,747,291
   Purchase of short-term investments                                      (2,206,802)          (2,028,894)
   Purchase of investments available-for-sale                                 (19,647)               -
   Proceeds from sale of fixed assets                                         181,600              436,545
                                                                         ------------          -----------
         Cash used in investing activities                                 (5,813,214)          (6,214,067)
                                                                         ------------          -----------
Cash flows from financing activities:
   Repayment of long-term debt and notes payable                          (15,806,195)               -
   Dividends paid                                                          (1,860,761)          (1,858,466)
   Proceeds from loans                                                     11,400,000            4,220,430
   Purchase of treasury stock                                                   -               (2,181,000)
   Decrease in short-term borrowing                                             -               (2,420,000)
                                                                         ------------          -----------
         Cash used in financing activities                                 (6,266,956)          (2,239,036)
                                                                         ------------          -----------
(Decrease) increase in cash and cash equivalents                         $ (1,475,650)             $59,475
                                                                         ============          ===========

Cash and cash equivalents - beginning of year                            $ 11,599,636          $   114,702
Cash and cash equivalents - end of period                                  10,123,986              174,177
                                                                         ------------          -----------
(Decrease) increase in cash and cash equivalents                         $ (1,475,650)         $    59,475
                                                                         ============          ===========

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In the opinion of the Registrant, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position at June 30, 1996 and December 31, 1995, and the results of operations for the three months and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995. The results of operations are not necessarily indicative of the results to be expected for the full year.

         Aggregated cash and cash equivalents and investments (short-term, available-for-sale and long-term investments) totaled $47.4 million at June 30, 1996 compared with $48.2 million at December 31, 1995, a decrease of $800,000. Investments consisted principally of short-term obligations and obligations of the U.S. Government or its agencies with maturities ranging from more than one year to up to seven years.

         Notes and accounts receivables totaled $28.2 million as of June 30, 1996 compared with $24.5 million as of December 31, 1995. The increase of $3.6 million resulted principally from a higher balance in accounts receivable-trade at the end of the second quarter of 1996 attributable to a higher volume of cement and lime sales during the second quarter of 1996 than during the last quarter of 1995. Receivables' turnover was maintained at normal levels during the second quarter of 1996, with an average collection period below 60 days.

         Consolidated inventories decreased $1.5 million from $32.2 million as of December 31, 1995 to approximately $30.7 million as of June 30, 1996. The decrease was partially attributable to a decline in gypsum (a raw material used in the production of cement) because of timing of shipments and paper bags inventory because of the increased level of cement sales; a reduction of $819,000 in raw material inventory in the Registrant's paper bags subsidiary resulting from increased effectiveness in inventory control; and, finally, a decrease of $273,000 in limestone inventory used in the manufacturing of lime as a result of a significant increase in lime sales.

         Total current liabilities decreased $5.2 million from $27.9 million as of December 31, 1995 to $22.7 million as of June 30, 1996. The decrease was principally attributable to (i) the payment of the $4.1 million promissory note outstanding as of December 31, 1995 related to the acquisition of the ready-mixed concrete companies and (ii) a decrease of $1.7 million in accrued liabilities as a result of the making of the final payment for the shares of Ready Mix Concrete.

         At its June 26, 1996 meeting, the Board of Directors of the Registrant declared a 17 cents per share dividend on its common stock, payable on August 17, 1996 to stockholders of record on July 15, 1996. As of June 30, 1996, the Registrant had 5,527,074 shares of common stock issued and outstanding as compared with 5,456,700 as of June 30, 1995.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         Working capital at June 30, 1996 was $59.4 million compared with $50.6 million at December 31, 1995. The current ratio increased to 3.61 to 1 as of June 30, 1996 from 2.81 to 1 as of December 31, 1995. The change resulted from the decrease in current liabilities attributable to the payment of the $4.1 million note as well as the decrease in accrued liabilities and the higher balance in receivables, as previously discussed.

         During the six-month period ended on June 30, 1996, net cash provided by operating activities totaled $10.6 million. This amount was principally used to finance additions to property, plant and equipment for $6.0 million and to pay $4.1 million in notes payable.

         As mentioned above, capital expenditures for the six-month period ended on June 30, 1996 were approximately $6.0 million. This amount included $3.5 million of expenditures by the Company's ready-mixed concrete subsidiaries, principally for the acquisition of new trucks. Depreciation expense for the six-month period ended on June 30, 1996 totaled $5.4 million.

         During the second quarter of 1996, the Company refinanced $11.3 million of its long-term debts with a new $11.4 million loan. Additionally, a principal payment of $400,000 was made during the six-month period ended on June 30, 1996. The approximate aggregate maturities of long-term debt for the remainder of 1996 and thereafter are as follows:

                 1996                                    $ 7,249,853
                 1997                                     13,600,423
                 1998                                     10,205,357
                 1999                                      7,819,907
                 2000 and thereafter                      26,017,593
                                                         -----------

                 Total                                   $64,893,133
                                                         ===========

         Loan agreements with term lenders impose certain restrictions on the Company concerning working capital, indebtedness, dividends, investments and certain advances, among others restrictions.

         The Company has available credit facilities in the aggregate amount of $20,600,000 with commercial banks for short-term financing and discount of trade paper from customers. There were no outstanding balances under these credit facilities at any month-end during the first six months of 1996. During such period the facilities were used to secure payment of $180,000 of discounted notes. These short-term facilities are renewable annually at the discretion of the banks. Currently, no commitment fees are payable under these credit facilities.

Results of Operations

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

         Consolidated net sales for the second quarter of 1996 increased $15.8 million, or 63%, to $40.1 million from $25.1 million for the second quarter of 1995. In 1996, consolidated net sales benefited from $13.9 million (net of $7.5 million of intercompany sales) of additional sales contributed by the ready-mixed concrete subsidiaries. To a lesser degree, second quarter sales benefited from increases of (i) 493,000 in total bags of cement sold and (ii) 8,700 tons of lime sales made principally to export markets.

         Consolidated cost of sales totaled $29.1 million in the second quarter of 1996, an increase of $13.8 million over the $15.3 million reported for the second quarter of 1995. Cost of sales for the second quarter of 1996 included $11.5 million from the ready-mixed concrete subsidiaries not reflected in the second quarter of 1995. Gross margin figures for the quarter, excluding ready-mixed operations, was 36.5% in 1996 compared with 39.3% in 1995. The decrease was due to (i) an increase in the cost of cement shipments caused by a revision in the freight tariff, and (ii) an increase in repairs expense due to the shutdown of the Registrant's cement kiln for maintenance work.

         Selling, general and administrative expenses increased $1.6 million to $4.8 million in the second quarter of 1996 compared with $3.2 million in the second quarter of 1995. This increase was principally attributable to $1.3 million of expenses related to the ready-mixed concrete operations.

         During the second quarter of 1996, interest expense was $590,000 higher than in the same period of 1995 because (i) the interest on the loans related to the mills' conversion project was capitalized during 1995 but expensed in 1996 and (ii) interest expense increased as a result of the increase in outstanding long-term debt associated to the acquisition of the ready-mixed companies. Compared with 1995, other income decreased by $246,000. Although the 1996 figure reflects for the first time other income from the ready-mixed concrete subsidiaries totaling $287,000, the 1995 figure reflects income of $415,000 from the sale of idle equipment reported in the second quarter of 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

         Consolidated net sales increased $30.5 million, or 64%, to $78.3 million for the six-month period ended June 30, 1996 compared with consolidated net sales of $47.9 million for the six-month period ended June 30, 1995. The improvement from last year resulted from:

   - An increase in net cement sales of $3.7 million due primarily to 1.1 million additional cement bags sold for this period.

   - An increase of $1.7 million in lime sales, resulting from the Company's effort, attributable to substantial sales to the export market, in which 17,700 tons had been sold as of June 30, 1996. There were no export sales during the first half of 1995.

   - The contribution of $24.9 million (net of $14.6 million of intercompany sales) in sales by the ready-mixed concrete subsidiaries compared to none in 1995.

         Consolidated cost of sales increased $26.1 million from $30.0 million as of June 30, 1995 to $56.1 million as of June 30, 1996. Of this increase, $21.2 million (net of intercompany charges) were related to additional cost associated with the ready-mixed concrete operations bought in November 1995. Other increases, principally in the cement and lime operations, were caused by increased repair and maintenance work and the effect of the increased sales volume experienced throughout the first six months of 1996. Gross margin for the period, excluding the ready-mixed concrete operations, decreased from 37.4% in 1995 to 34.8% in 1996 as the result of the increased repair and maintenance works.

         Selling, general and administrative expenses increased $3.1 million in the first six months of 1996 compared with the first six months of 1995. The ready-mixed concrete subsidiaries were responsible for $2.7 million, or 87%, of such increase.

         Interest and financial charges increased to $2.2 million for the six-month period ended June 30, 1996 compared with $1.0 million for the six-month period ended June 30, 1995. The increase of $1.2 million was primarily due to (i) interest charges resulting from the $16.0 million financing facilities of the ready-mixed concrete subsidiaries, (ii) interest expense on the loans related to the mills' conversion project the capitalization of which ended in the third quarter of 1995 and (iii) additional interest expense resulting from the notes payable to the former owners of the ready-mixed concrete companies.

READY-MIXED CONCRETE SUBSIDIARIES

         Net sales for the quarter ended June 30, 1996 totaled $13.2 million (excluding intercompany transactions) compared with $11.6 million for the quarter ended March 31, 1996. The increase of $1.6 million was the result of a higher volume of sales. Gross margin for the quarter decreased from 4.6% in March 1996 to 3.0% in June 1996 as the result of increases in the cost of aggregates used in the production of the ready-mixed.

         As of June 30, 1996, $46.8 million or 18% of the Company's total consolidated assets were attributable to the ready-mixed concrete subsidiaries.

LEGAL PROCEEDING INVOLVING SAN JUAN CEMENT

         The Registrant and its two ready-mixed concrete subsidiaries, Concreto Mixto, Inc. and Ready Mix Concrete, Inc. (the "Defendants") are currently defendants in a lawsuit brought by San Juan Cement, Inc. in the United States District Court for the District of Puerto Rico seeking rescission of the acquisition by the Registrant of the ready-mixed concrete subsidiaries or divestiture of such companies. The suit alleges that the acquisition violates the federal antitrust laws. A motion made by the Defendants to dismiss the complaint for lack of subject matter jurisdiction was denied. The Registrant's petition to the Court of Appeals for the First Circuit asking that it accept the question of subject matter jurisdiction for interlocutory review was also denied. The case is continuing and is currently in the discovery phase.

         While there can be no certainty, the Registrant believes that an adverse final ruling in the lawsuit brought by San Juan Cement, Inc. is not reasonably likely to have a material adverse effect on the Registrant's financial condition or results of operations. In addition, the Registrant believes that the cost of the defense of such litigation will not have a material adverse effect on the Registrant's financial condition or results of operations.

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

PUERTO RICAN CEMENT COMPANY, INC.
- ---------------------------------
Registrant


Date:     08/13/96
         ----------
                                     By: /s/ Angel Amaral
                                         ---------------------------------------
                                                       Angel Amaral
                                              Vice President and Controller


Date:   08/13/96
      ------------
                                     By: /s/ Jose O. Torres
                                         ---------------------------------------
                                                      Jose O. Torres
                                         Vice President of Finance and Treasurer