Form 10-Q
period 1996-09-30
PUERTO RICAN CEMENT CO INC
filed 1996-11-13
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                              ------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________

                       Commission File Number:  1-4753
                                                ------

                      PUERTO RICAN CEMENT COMPANY, INC.
                      ---------------------------------
           (Exact name of registrant as specified in its charter)

         COMMONWEALTH OF PUERTO RICO                          51-A-66-0189525
         ---------------------------                    -----------------------
(State or other jurisdiction of incorporation)          (I.R.S. Employer ID No.)

       PO Box 364487 - San Juan, P.R.                           00936-4487
       ------------------------------                       ------------------
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

                       PUERTO RICAN CEMENT COMPANY, INC.


                                     INDEX

                                                                        PAGE NO.
                                                                        --------


Part I -   Financial Information

           Consolidated Balance Sheet as of September 30, 1996
           and December 31, 1995....................................     1 - 2

           Consolidated Statement of Income for the three months
           and nine months ended on September 30, 1996 and
           1995 .....................................................      3

           Consolidated Statement of Cash Flows for the nine months
           ended on September 30, 1996 and 1995......................      4

           Notes to Consolidated Financial Statements.................     5

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................    6 - 10


Part II -  Other Information.........................................      10

           Signatures................................................      11

                       PUERTO RICAN CEMENT COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                         SEPTEMBER             DECEMBER
ASSETS                                                                    30, 1996             31, 1995
                                                                     -----------------     ----------------
CURRENT ASSETS
   Cash and cash equivalents                                             $   6,139,856        $  11,599,636
                                                                         -------------        -------------
   Investments available-for-sale                                            4,403,502            4,473,536
                                                                         -------------        -------------
   Short-term investments                                                    4,593,160              974,073
                                                                         -------------        -------------
   Notes and accounts receivable-net of allowance for
      doubtful accounts of $1,566,638 in 1996 and
      $1,539,788 in 1995                                                    27,490,122           24,526,385
                                                                         -------------        -------------
   Inventories:
      Finished products                                                      1,709,455            2,207,360
      Work in process                                                        4,526,461            3,521,451
      Raw materials                                                          3,676,385            4,651,699
      Maintenance & operating supplies                                      21,649,685           21,339,303
      Land held for sale including development costs                           502,602              502,602
                                                                         -------------        -------------
   Total inventories                                                        32,064,588           32,222,415
                                                                         -------------        -------------
   Prepaid expenses                                                          5,992,837            4,752,187
                                                                         -------------        -------------
TOTAL CURRENT ASSETS                                                        80,684,065           78,548,232

PROPERTY, PLANT & EQUIPMENT - net of
   accumulated depreciation, depletion and amortization
   of $64,147,978 in 1996 and $55,980,727 in 1995                          142,899,891          142,567,213

LONG-TERM INVESTMENTS                                                       30,112,706           31,228,541

OTHER ASSETS                                                                 3,903,652            2,670,882
                                                                         -------------        -------------
TOTAL                                                                    $ 257,600,314        $ 255,014,868
                                                                         =============        =============

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                         SEPTEMBER             DECEMBER
LIABILITIES AND STOCKHOLDERS' EQUITY                                      30, 1996             31, 1995
                                                                     ----------------      ---------------
CURRENT LIABILITIES
   Notes payable                                                        $        -           $   4,100,000
   Short-term borrowing                                                     1,550,000                -
   Current portion of long-term debt                                        7,545,072            7,649,853
   Accounts payable                                                         5,253,183            8,440,255
   Accrued liabilities                                                      6,316,056            7,452,614
   Income taxes payable                                                       779,250              334,664
                                                                        -------------        -------------
TOTAL CURRENT LIABILITIES                                                  21,443,561           27,977,386

LONG-TERM LIABILITIES
   Long-term debt, less current portion                                    55,798,061           57,549,475
   Deferred income taxes                                                   32,686,686           30,808,654
   Postretirement benefits liability                                        2,939,283            2,873,430
                                                                        -------------        -------------
                                                                          112,867,591          119,208,945
                                                                        -------------        -------------
STOCKHOLDERS' EQUITY
   Preferred stock, authorized 2,000,000
      shares of $5.00 par value each; none issued
   Common stock, authorized 20,000,000
      shares of $1.00 par value each; issued
      6,000,000 shares, outstanding 5,527,074 shares
      as of September 30, 1996, 5,504,722 shares as of
      December 31, 1995                                                     6,000,000            6,000,000
   Additional paid-in capital                                              14,702,914           14,482,054
   Unrealized gain (loss) on investments available-for-sale                   (32,724)              74,313
   Retained earnings                                                      134,501,830          126,216,785
                                                                        -------------        -------------
                                                                          155,172,020          146,773,152
Less:    Shares of common stock in treasury, at cost
         (472,926 shares as of September 30, 1996 and
         495,278 shares as of December 31, 1995)                           10,439,297           10,967,229
                                                                        -------------        -------------
STOCKHOLDERS' EQUITY - NET                                                144,732,723          135,805,923
                                                                        -------------        -------------
TOTAL                                                                   $ 257,600,314        $ 255,014,868
                                                                        =============        =============

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                        1996              1995          1996             1995
                                                   --------------  ---------------   -------------   -------------
Net sales                                           $  33,647,796   $   22,375,156   $ 112,014,716   $  70,262,920
Revenue from real estate operations                        23,223           23,574          69,671          78,773
                                                    -------------   --------------   -------------   -------------

                                                       33,671,019       22,398,730     112,084,387      70,341,693
Cost of sales                                          24,616,137       14,907,359      80,752,865      44,940,955
                                                    -------------   --------------   -------------   -------------

Gross margin                                            9,054,882        7,491,371      31,331,522      25,400,738
Selling, general & administrative expenses              4,450,559        3,161,210      13,905,115       9,498,184
                                                    -------------   --------------   -------------   -------------

Income from operations                                  4,604,323        4,330,161      17,426,407      15,902,554
                                                    -------------   --------------   -------------   -------------

Other charges (credits):
   Interest and financial charges                       1,107,643          491,751       3,358,612       1,540,531
   Interest income                                       (639,600)        (637,133)     (1,900,004)     (1,848,792)
   Other income                                          (129,152)          (3,379)       (469,855)       (507,418)
                                                    -------------    -------------   -------------   -------------

         Total other charges (credits)                    338,891         (148,761)        988,753        (815,679)
                                                    -------------   --------------   -------------   -------------

Income before income tax                                4,265,432        4,478,922      16,437,654      16,718,233
Provision for income tax                                1,370,437        1,591,094       5,344,645       5,809,253
                                                    -------------   ---------------  -------------   -------------

         Net income                                 $   2,894,995   $    2,887,828   $  11,093,009   $  10,908,980
                                                    =============   ==============   =============   =============


Income per share:
   Net income                                       $        0.52   $         0.53   $        2.01   $        2.00
                                                    =============   ==============   =============   =============

Common shares outstanding                               5,527,074        5,419,200       5,527,074       5,444,200
                                                    =============   ==============   =============   =============


See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                                  (UNAUDITED)


                                                                                   SEPTEMBER 30,
                                                                            1996                 1995
                                                                       --------------       --------------
Cash flows from operating activities:
   Net income                                                           $  11,093,009        $  10,908,980
   Adjustments to reconcile net income to                               -------------        -------------
   cash flows from operating activities:
         Depreciation, depletion and amortization                           8,233,079            5,171,504
         Accretion of discounts on investments                             (1,106,361)          (2,776,972)
         Provision for deferred income taxes                                1,878,032            2,887,665
         Postretirement benefits cost                                          72,002              232,130
         Gain on sale of fixed assets                                        (136,923)            (420,635)
         Changes in assets and liabilities:
           (Increase) decrease in notes & accounts receivable              (2,963,737)           1,942,929
           Decrease (increase) in inventories                                 157,827           (2,746,441)
           Increase in prepaid expenses                                    (1,240,650)          (1,074,165)
           (Decrease) increase in accounts payable                         (4,134,275)             125,228
           Increase in accrued liabilities                                    551,837            1,284,318
           Increase (decrease) in income taxes payable                        444,586             (648,213)
           Increase in other long-term assets                              (1,276,035)              (1,529)
           Decrease in other long-term liabilities                             (6,149)
                                                                        -------------        -------------
         Total adjustments                                                    473,233            3,975,819
                                                                        -------------        -------------
         Cash provided by operations                                       11,566,242           14,884,799
                                                                        -------------        -------------
Cash flows from investing activities:
   Capital expenditures                                                    (8,567,169)          (8,590,712)
   Redemption of long-term investments                                      2,222,196            5,600,367
   Purchase of short-term investments                                      (3,619,087)          (8,013,495)
   Purchase of investments available-for-sale                                 (37,003)               -
   Proceeds from sale of fixed assets                                         181,600              436,545
                                                                        -------------        -------------
         Cash used in investing activities                                 (9,819,463)         (10,567,295)
                                                                        -------------        -------------
Cash flows from financing activities:
   Repayment of long-term debt and notes payable                          (17,356,195)          (7,625,000)
   Dividends paid                                                          (2,800,364)          (2,779,730)
   Proceeds from loans                                                     11,400,000           11,199,507
   Purchase of treasury stock                                                   -               (2,181,000)
   Increase (decrease) in short-term borrowing                              1,550,000           (2,420,000)
                                                                        -------------        -------------
         Cash used in financing activities                                 (7,206,559)          (3,806,223)
                                                                        -------------        -------------
(Decrease) increase in cash and cash equivalents                          ($5,459,780)       $     511,281
                                                                        =============        =============

Cash and cash equivalents - beginning of year                           $  11,599,636        $     114,702
Cash and cash equivalents - end of period                                   6,139,856              625,983
                                                                        -------------        -------------
(Decrease) increase in cash and cash equivalents                          ($5,459,780)       $     511,281
                                                                        =============        =============

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of the Registrant, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position at September 30, 1996 and December 31, 1995, and the results of operations for the three months and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995.
The results of operations are not necessarily indicative of the results to be expected for the full year.

         Total cash and cash equivalents plus investments (including short-term, available-for-sale and long-term investments) amounted to $45.2 million at September 30, 1996 compared with $48.2 million at December 31, 1995, a decrease of $3 million. Investments consisted principally of short-term obligations and obligations of the U.S. Government or its agencies with maturities ranging from more than one year to up to seven years.

         Notes and accounts receivables totaled $27.5 million as of September 30, 1996 compared with $24.5 million as of December 31, 1995, an increase of $3 million. The increase is principally attributable to a $2.5 million receivable from a joint-venture created this year for the purchase and sale of steel bars. Receivables' turnover was maintained at normal levels during the third quarter of 1996, with an average collection period below 60 days.

         Total consolidated inventories of $32 million as of September 30, 1996 remained at a level comparable to the $32.2 million balance as of December 31, 1995. Work in process inventory increased by approximately $1 million principally due to a higher inventory of clinker. Decreases in limestone inventories because of higher lime sales and in paper inventory because improved control over purchases and production in the paper and bag division were the reason for a decline of $975,000 in raw material inventory.

         Prepaid expenses as of September 30, 1996 increased to approximately
6 million compared with $4.8 million as of December 31, 1995. The 26% increase resulted mainly from scheduled prepayments of property taxes and municipal license fees during the second and third quarters. These prepayments will be fully amortized by year-end.

         Total current liabilities decreased $6.7 million from $27.9 million as of December 31, 1995 to $21.4 million as of September 30, 1996. The decrease was principally attributable to (i) the payment of the $4.1 million promissory note outstanding as of December 31, 1995 issued in connection with the acquisition of the ready-mixed concrete companies and (ii) a decrease of $1.7 million in accrued liabilities as a result of the making of the final payment for the shares of Ready Mix Concrete, as reported in the previous quarter.

         At its September 25, 1996 meeting, the Board of Directors of the Registrant declared a 17 cents per share dividend on its common stock, payable on November 14, 1996 to stockholders of record on October 4, 1996. As of September 30, 1996, the Registrant had 5,527,074 shares of common stock issued and outstanding as compared with 5,419,200 as of September 30, 1995.

         As of September 30, 1996, $46.7 million or 18% of the Company's total consolidated assets were attributable to the ready-mixed concrete subsidiaries.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         Working capital at September 30, 1996 improved to $59.2 million compared with $50.6 million at December 31, 1995, with the current ratio increasing to 3.8 to 1 as of September 30, 1996 from 2.8 to 1 as of December 31, 1995. The improvement in both items resulted from a decrease in current liabilities caused by the payment of the $4.1 million note, the decrease in accrued liabilities, and a higher balance in receivables, as explained above.

         During the nine-month period ended on September 30, 1996, net cash provided by operating activities totaled $11.6 million. This amount was principally used to finance additions to property, plant and equipment aggregating $8.6 million and to pay the $4.1 million note.

         Included in the total of capital expenditures incurred during the nine-month period ended on September 30, 1996 are approximately $4.8 million of expenditures by the Company's ready-mixed concrete subsidiaries, principally for the acquisition of new trucks. Depreciation expense for this nine-month period was $8.2 million, including $2.4 million related to the ready-mixed concrete subsidiaries.

         The approximate aggregate maturities of long-term debt for the remainder of 1996 and thereafter are as follows:

           1996                                        $  5,699,853
           1997                                          13,600,423
           1998                                          10,205,357
           1999                                           7,819,357
           2000 and thereafter                           26,018,143
                                                       ------------

           Total                                       $ 63,343,133
                                                       ============

         Loan agreements with term lenders impose certain restrictions on the Company concerning working capital, indebtedness, dividends, investments and certain advances, among other restrictions.

         The Company has available credit facilities in the aggregate amount of $20,600,000 with commercial banks for short-term financing and discount of trade paper from customers. The maximum aggregate amount of short-term borrowing outstanding at any month-end during this nine-month period was $1,550,000, the same balance outstanding as of September 30, 1996. These short-term facilities are renewable annually at the discretion of the banks, which at this time do not require any commitment fees for these credit facilities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

         Consolidated net sales for the third quarter of 1996 increased to $33.7 million from $22.4 million in the same quarter of 1995. Revenue for this quarter, as well as the first two quarters of 1996, has benefited from additional sales contributed by the ready-mixed concrete subsidiaries compared with none in the comparable periods of 1995. Third quarter sales also benefited from increases of (i) 7% or 356,000 in total bags of cement sold and (ii) 21% or 2,100 tons of lime sales made principally to export markets.

         Consolidated cost of sales amounted to $24.6 million for the third quarter of 1996 compared with $14.9 million for the third quarter of 1995, an increase of $9.7 million. Included in cost of sales for the third quarter of 1996 were the costs related to the ready-mixed concrete subsidiaries. These costs were not reflected in the third quarter of 1995.

         Revenues and cost of sales for the third quarter were impacted by a truckers strike affecting the ready-mixed concrete subsidiaries. Both item, revenues and cost of sales for the third quarter, were also affected by Hurricane Hortense which passed south of Puerto Rico in mid-September. The adverse weather conditions associated with this hurricane caused a disruption in the construction activity on the Island, causing a decline in cement consumption for the latter part of the month of September as well as an interruption of the production at the Company's cement plant during various days.

         Despite the negative effects of the bad weather and truckers strike mentioned above, the Company reported for the third quarter of 1996 a net income per share of $0.52 compared with $0.53 for the third quarter of 1995 because of a strong demand for cement and increasing export sales in the Company's lime subsidiary.

         Selling, general and administrative expenses increased $1.3 million to $4.5 million in the third quarter of 1996 compared with $3.2 million in the third quarter of 1995. This increase was principally attributable to selling, general and administrative expenses of the ready-mixed concrete subsidiaries not present in the prior year operations.

         Interest expenses were $1.1 million during the third quarter of 1996 compared with $492,000 in the same quarter of 1995, an increase of $612,000. During 1995, interest on loans related to the mills' conversion project was capitalized as part of the cost of the project. The conversion was completed during that year; therefore, the capitalized interest has been charged to operations in the current year thus increasing interest expense for the period. Also, interest from additional financing agreements has increased interest expenses for the first three quarters of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

         Consolidated net sales for the nine-month period ended September 30, 1996 were $112 million compared with consolidated net sales of $70.3 million for the nine-month period ended September 30, 1995, an increase of $41.7 million. The highlights for the improvements in sales were:

  - A strong demand for cement that resulted in 16,741,000 bags of cement sold during this nine-month period compared with 15,286,000 bags sold during the same period of 1995, an increase of 10%.

  - A 95% increase in lime sales from 20,000 tons for the 1995 nine-month period to 39,000 tons in the comparable 1996 period, principally the result of a marked effort to expand the export market for this product.

  - Additional sales contributed by the ready-mixed concrete subsidiaries acquired in the fourth quarter of 1995.

         Consolidated cost of sales increased $35.8 million from $44.9 million as of September 30, 1995 to $80.7 million as of September 30, 1996. The ready-mixed concrete operations accounted for mostly of the increase as a result of the addition of new charges to cost of sales in 1996 compared with none in 1995. Other increases, principally in the cement and lime operations, were caused by the increased sales volume experienced throughout the first nine months of 1996.

         Gross margin for the period decreased from 36% as of September 30, 1995 to 28% in 1996, principally the result of a lower margin in the ready-mixed concrete operations, which is normal for the ready-mix industry. Excluding the ready-mixed concrete operations, gross margin for the nine-month period ended September 30, 1996 was 34%. The decrease in the comparative gross margin figure for 1995 resulted from an increase in the average cost of cement attributable to the Company's purchase of clinker (work-in-process) at a cost higher than that at which the Company can produce it. The Company purchased clinker in order to maintain proper amounts of inventories to meet the increased demand for cement.

         Selling, general and administrative expenses increased $4.4 million to $13.9 million as of September 30, 1996 as compared with total expenses of $9.5 million as of September 30, 1995 as the result of new charges attributable to the ready-mixed concrete operations. Despite the dollar increase in selling, general and administrative expenses, such expenses as a percentage of total sales, decreased from 13.5% for the first nine months of 1995 to 12.4% for the first nine months of 1996.

         Interest and financial charges were $1.8 million higher for the nine-month period ended September 30, 1996 when compared with total expenses of $1.5 million for the nine-month period ended September 30, 1995. The increase was principally due to (i) interest charges resulting from the $16.0 million financing facilities of the ready-mixed concrete subsidiaries, (ii) interest expense on the loans related to the mills' conversion project the capitalization of which ended in the third quarter of 1995 and (iii) additional interest expense resulting from the notes payable to the former owners of the ready-mixed concrete companies.

LEGAL PROCEEDING INVOLVING SAN JUAN CEMENT

         The Registrant and its two ready-mixed concrete subsidiaries, Concreto Mixto, Inc. and Ready Mix Concrete, Inc., are currently defendants in a lawsuit brought by San Juan Cement Company, Inc. in the United States District Court for the District of Puerto Rico seeking rescission of the acquisition by the Registrant of the ready-mixed concrete subsidiaries or divestiture of such companies. The suit alleges that the acquisition violates the federal antitrust laws.

         The case is in its initial stages with the parties currently engaged in the discovery phase with two deposition sessions taken as of the date of this document.

         While there can be no certainty, the Registrant believes that an adverse final ruling in the lawsuit brought by San Juan Cement Company, Inc. is not reasonably likely to have a material adverse effect on the Registrant's financial condition or results of operations. In addition, the Registrant believes that the cost of the defense of such litigation will not have a material adverse effect on the Registrant's financial condition or results of operations.

CLAIM BY INDEPENDENT TRUCKERS

         Concreto Mixto, Inc. and Ready Mix Concrete, Inc., the two wholly owned ready-mixed concrete subsidiaries of the Registrant are the defendants in a complaint filed before the Public Service Commission, a regulatory quasi-legal body of the government (the "Commission"). The complaint was filed in October 1995 by an independent trucker association (the "Association") requesting the prospective payment of freight tariffs for the handling of aggregates approved in 1988 by the Commission. Immediately after their approval, the tariffs were disputed in court by the General Contractors Association. Since then, truckers and ready-mixed concrete operators had been individually negotiating the rates for transporting aggregates and it was not until early 1996, that the Commission ordered Concreto Mixto and Ready Mix to pay the Commission's tariff. The Association amended their complaint before the Commission in August 1996 to include back charges for the difference between the 1988 tariff and the amount actually paid by the Registrant's subsidiaries.

         On August 12, 1996, the Association declared a strike and refused to deliver aggregates (principally sand and gravel) to the ready-mixed concrete subsidiaries of the Registrant, unless the tariffs approved by the Commission were paid. On August 20, 1996, the Registrant's ready-mixed concrete subsidiaries filed a motion for an injunction in the San Juan Superior Court, requesting the court to stop the strike, annul the 1988 tariff and, order the payment of an undetermined amount for the losses resulting from the strike.

         On September 6, 1996, the San Juan Superior Court entered a partial decision ordering the truckers back to work and upholding the validity of the 1988 tariffs. Immediately, an appeal was presented in the Circuit Court of Appeals by the Registrant's subsidiaries, as to the validity of these tariffs. Currently both subsidiaries are paying the 1988 tariff and charging the increase in cost to their customers pending the decision on their appeal. The case is continuing in Superior Court with respect to damages sought by the Registrant's subsidiaries.

         The Association's complaint before the Commission with respect to the retroactive payment for the difference between the amount paid by the Company's ready-mixed concrete subsidiaries and the tariffs approved by the Commission is still pending a resolution.

         The Registrant is unable to make a meaningful estimate of the liability for the backcharges, if any, that could result from an unfavorable outcome in connection with the proceeding before the Commission. The Registrant believes, however, that the ultimate outcome of such proceeding should not have a material adverse effect on the Registrant's financial position.

Part II.  OTHER INFORMATION.

Item 2.  NONE

Item 5.  NONE

Item 6.  Exhibits and Reports on Form 8-K

           27.     Financial Data Schedule (for SEC use only).

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUERTO RICAN CEMENT COMPANY, INC.
---------------------------------

                                Registrant


Date:  11/13/96                 By:          /s/ Angel Amaral
       --------                     --------------------------------------
                                                 Angel Amaral
                                         Vice President and Controller



Date:  11/13/96                 By:          /s/ Jose O. Torres
       --------                     --------------------------------------
                                               Jose O. Torres
                                    Vice President of Finance and Treasurer