Form 10-K405
period 1996-12-31
PUERTO RICAN CEMENT CO INC
filed 1997-03-31
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
    EFFECTIVE OCTOBER 7, 1996).

    For the fiscal year ended December 31, 1996 or

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

      (Registrant's Telephone Number, Including Area Code): (787) 783-3000

Securities registered pursuant to Section 12 (b) of the Act:

                                                 NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                 ON WHICH REGISTERED
         -----------------------------           ---------------------
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
                            [Cover page 1 of 2 pages]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $161,666,915. This market value was computed by reference to the closing price of the stock on The New York Stock Exchange on March 19, l997.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the period covered by this report:

      COMMON STOCK,  $1.00 PAR VALUE               5,527,074 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

     l. Portions of the Company's annual report to security holders for the fiscal year ended December 3l, l996, are incorporated by reference into Parts I and II.

     2. Portions of the Company's definitive proxy statement for the 1997 Annual Meeting to be filed pursuant to Regulation 14A are incorporated by reference into Part III.















                            [Cover page 2 of 2 pages]

                   CROSS REFERENCE SHEET AND TABLE OF CONTENTS

                                                                                 PAGE
     ITEM                                                                       NUMBER  REFERENCE

                                                     PART I
       1.     Business..........................................................   6       (1)
                  General Development of Business...............................   6
                  Financial Information About Industry Segments.................   6       (2)
                  Narrative Description of Business.............................   7
                  Financial Information about Foreign and Domestic
                    Operations and Export Sales.................................  14
                  Executive Officers of the Company ............................  15

       2.     Properties........................................................  16       (3)

       3.     Legal Proceedings.................................................  17       (4)

       4.     Submission of Matters to a Vote of Security Holders...............  17

                                                      Part II
       5.     Market for the Company's Common Equity
                and Related Stockholder Matters.................................           (5)

       6.     Selected Financial Data...........................................           (6)

       7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................           (7)

       8.     Financial Statements and Supplementary Data.......................           (8)

       9.     Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure.............................  18





                                                     Part III
      l0.     Directors of the Company and Executive Officers ..................  18       (9)

      11.     Executive Compensation............................................  18       (10)

      l2.     Security Ownership of Certain Beneficial Owners
                and Management..................................................  18       (11)

      13.     Certain Relationships and Related Transactions   .................  19       (12)

                                                      Part IV
      l4.     Exhibits, Financial Statement Schedules and Reports on
                  Form 8K.......................................................  19




     (l) Information incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 3l, l996 ("Annual Report") and the Board of Directors' Proxy Statement for use in connection with the Company's annual meeting of stockholders to be held on May 7, l997 ("Proxy Statement").

     (2) Annual Report, page 28, section entitled "Notes to Consolidated Financial Statements, Note 13 /Financial Data by Industries."

     (3) Annual Report, page 23, section entitled "Notes to Consolidated Financial Statements, Note 5 /Property, Plant and Equipment" and page 28, section entitled "Notes to Consolidated Financial Statements, Note 14 /Lease Commitments."

     (4) Annual Report, page 29, section entitled "Notes to Consolidated Financial Statements, Note 16 /Contingent Liabilities and Other Commitments."

     (5) Annual Report, page 33, section entitled "Common Share Prices and Dividends Per Share," page 31, section entitled "Five-Year Statistical Comparison" and page 25, section entitled "Notes to Consolidated Financial Statements, Note 10 /Long-term Debt."

     (6)  Annual Report, page 16, section entitled "Selected Financial Data."

     (7) Annual Report, pages 14 to 15, section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (8) Annual Report, pages 19 to 31, sections entitled "Consolidated Balance Sheet," "Consolidated Statement of Income and Retained Earnings," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements," "Report of Independent Accountants," "Financial Results by Quarter," "Consolidated Fourth Quarter Results," and "Five-Year Statistical Comparison."

     (9) Proxy Statement, pages 2 to 8, section entitled "Information about Nominees, Directors and Principal Stockholders."

     (l0) Proxy Statement, pages 11 to 20, section entitled "Executive Compensation" through and including section entitled "Certain Transactions with Management."

     (11) Proxy Statement, pages 2 to 10, sections entitled "Information about Nominees, Directors and Principal Stockholders" and "Security Ownership of Certain Beneficial Owners."

     (12) Proxy Statement, pages 19 to 20, sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management."

                                     PART I

Item l.  BUSINESS


                       (a) GENERAL DEVELOPMENT OF BUSINESS


Organization

Puerto Rican Cement Company, Inc. ("PRC" or the "Company") was organized under the laws of the Commonwealth of Puerto Rico in l938. The Company is engaged in the production and sale of cement, ready-mixed concrete and lime; PRC is also engaged in the paper and packaging business and realty operations.

Merger of Subsidiaries

On December 30, 1996, PRC announced the merger of its two ready-mixed concrete subsidiaries, Concreto Mixto, Inc. ("CMI") and Ready Mix Concrete, Inc. ("RMC"), with RMC as the surviving corporation. The merger, which was effective January 1, 1997, will allow the Company to achieve economic efficiencies through the elimination of duplicate administrative functions, the consolidation of management functions and the reduction of related costs. The Company's manufacturing and operating facilities will not be materially affected by this merger.


                (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS


For reporting purposes, the Company operates within three industry segments: (i) cement and related products, (ii) paper and packaging and (iii) realty operations. The cement and related products segment includes the manufacture and sale of cement, ready-mixed concrete and hydrated lime. Paper and packaging segment includes the manufacture and sale of multi-wall paper bags. Realty operations include the development, sale and rental of land facilities owned by the Company.

Information on the industry segments in which the Company has been engaged for the last three fiscal years, including the amounts of revenue, operating profit and identifiable assets attributable to each of the Company's industry segments, is included as part of PRC's Annual Report to Stockholders for the year ended December 3l, l996 (the "Annual Report"), page 28, section entitled "Notes to Consolidated Financial Statements, Note 13/ Financial Data by Industries," which includes the financial statements and schedules furnished pursuant to Item 14 and is incorporated herein by reference.


                      (c) NARRATIVE DESCRIPTION OF BUSINESS


CEMENT AND RELATED PRODUCTS SEGMENT

CEMENT OPERATIONS

Principal product. PRC produces Portland grey cement, Type I, manufactured under specifications of the American Society for Testing Materials ("ASTM"). Portland grey cement is used primarily in the construction of residential, commercial and public buildings and in the construction of highways.

PRC's cement plant is located in Ponce, on the southern coast of Puerto Rico. The Company manufactures cement using the dry process technology, which is more fuel efficient than other technologies. The cement manufacturing process involves the extracting, crushing, grinding and blending of limestone and other raw materials. These raw materials are proportioned automatically according to chemical analysis and blended to obtain a stable quality. The raw materials are then processed through a preheater tower where heat is transferred from hot gases originating in the kiln, to effect partial calcination of the materials before they enter the rotary kiln. In the rotary kiln, extremely high temperatures are applied to the material which undergoes a chemical reaction, converting the material to clinker. The clinker drops from the kiln and it is cooled with air which at the same time serves to recapture the heat for use in the combustion process. Finally, gypsum is added to the clinker and both materials are ground to form finished cement.

The Company sells and distributes cement (both in bulk and bagged) and related products in Puerto Rico. Sales are made on a direct basis to customers which consist of independent local distributors including ready-mixed concrete producers, building material dealers, concrete products manufacturers, government agencies and general and highway contractors.

During the fiscal year ended December 3l, l996, the Company sold 5,525,512 barrels of Portland grey cement to customers in Puerto Rico. Approximately 24% of the cement sold by PRC in 1996 was sold to its ready-mixed concrete subsidiaries, CMI and RMC.

Raw Materials. PRC owns, in fee, properties containing limestone and sand deposits which directly adjoin or are close to its cement plant site. The Company also owns properties near such plants that contain clay deposits. The Company has not conducted a systematic exploratory drilling program ordinarily considered necessary for the establishment of limestone and other raw materials reserve and, accordingly, makes no tonnage estimate of the availability of such raw materials. However, based on the results of scattered drilling on deposits of substantial depths, and past and present production from PRC's properties, the Company believes that the availability of limestone and other raw materials presents no foreseeable problem. There have been no recent material changes in the exploitation of the principal raw material deposits, and no material changes are expected. PRC purchases raw gypsum in the open market from sources outside Puerto Rico. Coal for firing the kilns is purchased from Carbones de Colombia, S.A., a Colombian supplier, under a long-term supply contract. Electricity is purchased from the Puerto Rico Electric Power Authority, and water is obtained from wells on the Company's properties.

Competition. PRC is the principal producer of cement in Puerto Rico. During l996, the other cement manufacturing company in Puerto Rico, San Juan Cement Company, Inc., accounted for approximately 39% of the total bags of cement sold in Puerto Rico. San Juan Cement Company, Inc. began production at the end of May l970. The amount of cement imported to the Puerto Rico market during 1996 was not significant.

Competition for the market is based on the price and quality of the products.

Seasonal Effect on Sales. Demand for cement and related products is largely dependent on the requirements of the construction industry. The requirements of the construction industry in Puerto Rico and in the Caribbean area are not necessarily "seasonal" because of the normally favorable climatic conditions of the area. However, the requirements of the construction industry depend to some extent on general economic conditions.

READY-MIXED CONCRETE OPERATIONS

Principal product. Ready-mixed concrete is produced in batching plants by mixing controlled portions of cement, water and aggregates. The product is delivered to construction sites by mixer-trucks owned by the Company's ready-mixed concrete subsidiaries. The Company sells this product primarily to contractors on public construction projects as well as to residential and industrial builders. Net sales, adjusted by intercompany sales, totaled $48,000,000 in 1996.

The annual ready-mixed concrete production capacity is over 1.5 million cubic yards distributed in 20 batching plants, with delivery accomplished by a fleet of 219 ready-mixed trucks. Only three batching plants are located on land owned by the Company with the remaining plants located on parcels of land leased to the Company pursuant to operating leases with terms ranging from one to ten years.

Raw materials. RMC purchases most of its cement from PRC's cement plant. RMC also purchases cement, pursuant to a contract signed prior to its acquisition by the Company, from San Juan Cement Company, Inc., the other cement producer in Puerto Rico. Aggregates, such as sand and gravel, as well as additives used in the formation of concrete are purchased from various suppliers.

Competition. The Company believes that it is the largest producer of ready-mixed concrete in Puerto Rico. The Company competes with various large ready-mixed companies and several small ready-mixed operators. Competition is considered to be strong and is based primarily on price, although product quality, consistency and customer service are also taken into consideration.

Seasonal Effect on Sales. Demand for cement products, including ready-mixed concrete, is largely dependent on the requirements of the construction industry. The requirements of the construction industry in Puerto Rico and in the Caribbean area are not necessarily "seasonal" because of the normally favorable climatic conditions of the area. However, the requirements of the construction industry depend to some extent on general economic conditions.

HYDRATED LIME OPERATIONS

Principal product. The Company produces hydrated lime, types Q and S, and pebble lime.

During the fiscal year ended December 3l, l996, approximately 19% of the hydrated lime produced by the Company was sold to the construction and agricultural industry. The remaining 81% was sold to other industries for chemical use, both locally and in export markets. Approximately 15% (31% in 1995) of total sales of hydrated lime were made to the local Government or its agencies, mainly for use in connection with chemical water purification. Export sales for the year ended on December 31, 1996, represented 62% (36% in 1995) of the total sales of hydrated lime. A significant portion of export sales are used in the alumina refining industry, and thus the demand for hydrated lime may vary depending upon the market conditions in that industry.

Raw Materials. Limestone with a high level of calcium carbonate is the only raw material used in the production of hydrated lime. The Company currently purchases limestone from various sources close to the plant.

Competition. The Company is the only producer of hydrated lime in Puerto Rico. No material amount of hydrated lime was imported to the Puerto Rico market during 1996.

Seasonal Effect on Sales. Due to the normally favorable weather conditions of the Caribbean area, sales of limestone are not necessarily seasonal.

AGGREGATES OPERATIONS

Principal product. The Company expects to begin the production of aggregates (principally sand and crushed limestone) on its Vega Alta property during 1997. These products will be used principally to supply the Company's ready-mixed concrete operations with the aggregates needed in the production of ready-mixed concrete. The Company also expects to sell aggregates to other independent customers in the open market.

Also, during 1997, the Company expects to commence the operations of a limestone quarry. The quarry is located on a leased property in Guanica, Puerto Rico. The limestone material extracted from this property will be sold principally to the Company's lime subsidiary, Florida Lime Corp.

Raw materials. Vega Alta - PRC owns, in fee, a property located in Vega Alta containing limestone deposits. The Company conducted a technical study to determine the reserve of limestone material on this area. Preliminary estimates determine a reserve of approximately 41,000,000 cubic meters.

The project, which will commence in an 80-acres area on a 415-acres site owned by the Company, is estimated to produce approximately 14,000,000 cubic meters of material. The Company estimates that this area will provide approximately 12 years of extraction capacity.

Guanica - PRC is in the process of obtaining the final permits to extract limestone from a new leased facility located in Guanica, Puerto Rico. The Company signed a 5-year lease contract, renewable for two additional 5-year periods. The lease provides for a maximum extraction of 500,000 cubic meters of raw material per year. The fees for extraction are $1.00 per cubic meter for the first two years, $1.05 for the next three years and $1.10 for the second 5-year period. The contract also provides for an annual fee of $15,000 for the first 5-year period and $20,000 for the second 5-year period. The annual fees as well as the extraction fees for the third 5-year period will be negotiated in the future.

This new facility will provide the Company with high quality limestone material needed in the production of limestone as well as additional capacity for the sale of rock products and aggregates to customers in the open market.

Competition. The Company will compete in the aggregate business with one large producer and several medium and small producers. The aggregate production facilities at Vega Alta, will be the most efficient and technologically up-to-date facility in Puerto Rico.

Consumption of aggregates in Puerto Rico is estimated at more than 4,000,000 cubic meters per year, with the Company's ready-mixed concrete operations consuming approximately 1,400,000 cubic meters per year. Therefore, the initial production capacity estimates of 600,000 cubic meters on the Vega Alta site may be 100% sold to the ready-mixed concrete operations of the Company.

The limestone quarry at Guanica is expected to be the sole supplier of limestone to the Company's lime subsidiary. Additionally, other rock products, including aggregates for the production of ready-mixed concrete, will be produced and sold to other PRC's subsidiaries as well as in the open market.

Seasonal Effect on Sales. Due to the normally favorable weather conditions of the Caribbean area, sales of aggregates are not necessarily seasonal.

PAPER AND PACKAGING SEGMENT

Multi-wall paper bags produced by the Company's St. Regis Paper and Bag Division are marketed almost exclusively in Puerto Rico. During 1996, sales were made to the following customers: 37% to PRC and its subsidiaries for packing its products; 1% for packaging of cement and related products by other producers; 15% to sugar producers; 44% to the grain and animal feed industry; and 3% for chemical, rice, fertilizers and other miscellaneous uses.

Raw Materials. The Company purchases the paper and other related raw materials from various sources outside of Puerto Rico.

Competition. PRC is the principal producer of multi-wall paper bags in Puerto Rico. The Company competes based on the price and quality of its products principally against imported products.

REALTY OPERATIONS SEGMENT

The Company, through one of its majority owned subsidiaries, owns and holds for future development and sale approximately 532 acres of land throughout Puerto Rico. The Company is developing 80 of these acres located in Vega Alta for the aggregate business discussed above.

Total Revenue

Set forth below are (i) the total revenue (in thousands of dollars) for each of the last three fiscal years contributed by any class of similar products that accounted for l0% or more of the Company's consolidated net sales in such fiscal years and (ii) the Company's consolidated net sales (in thousands of dollars) for each of the last three fiscal years:


                                            Ready-mixed        Portland        Consolidated
                                              concrete        grey cement        net sales
                                            -----------       -----------      ------------
                  1996                        $48,160           $89,917         $149,277
                  1995                          5,317            84,969          100,232
                  1994                        -                  84,168           92,830


New Products

PRC has not made any public announcements regarding, nor has it otherwise made public information about, any product or industry segment that is material to the Company's business, except for the expected initiation of aggregates business in the Vega Alta site and the leased property in Guanica.


Patents and Trademarks

St. Regis Paper and Bag Division had the right to use until December 3l, l996 certain trademarks, trade names and patents owned by Stone Container Corporation (which trademarks, trade names and patents were once owned by St. Regis Paper Company of New York, then acquired by Champion International during l985, and after that sold to Stone Container Corporation). The Company annually negotiates the renewal of this agreement for the continuing use of such trademarks, trade names and patents. PRC believes that failure to renew such agreement would have no material impact on this segment of its business.

Credit and Working Capital Practices

As of December 31, 1996, the Company had invested approximately 12% of its total assets in inventory, which consists mainly of operating supplies and repair parts for its equipment. Taking into account the geographical locations of the Company's manufacturing facilities as compared to the geographical locations of its major suppliers, such investment in inventory is considered normal by industry standards. No significant amounts of finished goods are required to be maintained in inventory to meet rapid delivery requirements of customers. PRC sells its products to customers under normal commercial open account payment terms.


Customers

During fiscal year l996, 20% of the Company's total dollar sales in the cement and related products segment were made to 10 unrelated customers. None of these customers accounted for 10% or more of the Company's consolidated sales.


Backlog

In the opinion of the Company, backlog is not a relevant consideration in the types of business in which it is engaged.


Government Contracts

No material portion of the business of PRC is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.


Research and Development

During the last three fiscal years, other than the conversion of two slurry mills to cement grinding mills completed in the third quarter of 1995, PRC has not spent any material amount of money on research and development activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques for itself or for any of its customers.

Environmental Compliance

During l978, PRC completed the installation of an air pollution control equipment in its cement and lime plants located in Ponce at an aggregate approximate cost of $l7,000,000. Such equipment was installed in order to comply with regulations established by the Environmental Quality Board of Puerto Rico and the terms of a consent order signed in August l974 (as amended in July l976 and February l978) with the Federal Environmental Protection Agency.

The Company financed the cost of the pollution abatement program through a loan obtained in l975 from the Government Development Bank for Puerto Rico. This loan was defeased in l985 as fully described in a Current Report on Form 8-K dated September l985.

PRC's plants are in compliance with existing environmental regulations. No significant expenditures for pollution control equipment are expected in the near future.

Regulations issued by the United States Environmental Protection Agency limit PRC's annual production capacity for clinker. In 1996, such regulations limited the Company's capacity to 5,165,000 barrels of clinker. The Company complied with these limitations and such limitations did not have a material effect on the capital expenditures, earnings or competitive position of PRC.


Employees

As of December 3l, l996, the Company and its subsidiaries had approximately 969 employees.


     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

During 1996, none of PRC's industry segments depended to any material extent on foreign operations, except its wholly-owned subsidiary, Florida Lime Corp. A significant portion of Florida Lime Corp.'s sales volume depended on export sales.

                      (e) EXECUTIVE OFFICERS OF THE COMPANY

1. Miguel Nazario, age 49, President and Chief Executive Officer of the Company since January 1, 1995; Vice President from August 8, l994 to December 31, 1994; prior to joining PRC, Mr. Nazario held various administrative positions over a ten-year period, most recently as a member of the Corporate Manufacturing Staff of Digital Equipment Corporation.

2. Jose O. Torres, age 51, Assistant Secretary, Treasurer and Vice President of Finance since January 1, 1988; Acting Vice President of Sales since August 1996; Vice President and Treasurer from October l983 to December 31, 1987; Vice President of Sales from l982 to October l983; Treasurer from l976 to l982.

3. Angel M. Amaral, age 63, Vice President and Controller since June l982; Controller from l976 to June l982.

4. Rene Di Cristina, age 46, Vice President of RMC since January 1, 1997; General Manager of CMI from August 1996 to December 1996; Vice President of Sales of PRC from October 1983 to August 1996.

5. Benito del Cueto, age 62, Vice President of Realty Operations of the Company since January 1996; Vice President of Desarrollos Multiples Insulares, Inc., a wholly-owned subsidiary from 1973 to December 1995.

6. Antonio L. Ferre Rangel, age 29, Director and Vice President of Operations and Strategic Planning since January 6, 1996; Vice President of Strategic Planning from January 1995 to December 1996. Mr. Ferre joined the Company in 1992.

7. Eufemio Toucet, age 54, Vice President and General Manager of St. Regis Paper and Bag Division from January 1996; Consultant to the Company from May 1995 to December 1995; prior to joining the Company, Mr. Toucet was President and owner of Reliable Packaging, Inc. from August 1992 to December 1994 and worked with Digital Equipment Corporation from 1991 to 1992, most recently as Business Operations Manager.

8. Francisco M. Rexach, Jr. age 59, President of Ready Mix Concrete, Inc., a wholly-owned subsidiary of the Company since November 1995. Mr. Rexach joined the Company as part of the acquisition of RMC.

All officers are elected to serve for a term of one year and until the election and qualification of their respective successors.

Item 2.  PROPERTIES


Used in cement and related products segments

Cement. PRC owns, in fee, a cement plant located in Ponce, Puerto Rico on a 25-acre site. The Ponce cement plant operates under the dry process technology and during the last fiscal year 5,529,836 barrels of cement were produced. During that same period, 4,617,826 barrels of clinker were produced for an approximate 85% (87% in 1995) of its effective kiln's clinker production capacity.

The Company owns, in fee, properties containing adequate deposits of limestone and other raw materials, used in the production of grey cement, which directly adjoin or are close to the plant sites.

PRC leases, under a long-term lease, expiring in year 2004, with the municipality of Ponce, a parcel of land on which it installed certain facilities for receiving and handling coal. The coal received through said facility is used as fuel in the Company's cement and hydrated lime manufacturing operations.

Lime. PRC also owns, in fee, a hydrated lime manufacturing plant that is located within the Ponce cement plant premises. The lime plant produced 43,848 tons of lime and was operated at approximately 95% of its capacity.

Ready-mixed concrete. PRC owns, in fee, twenty batching plants used in the production of ready-mixed concrete. Three of these batching plants are located on sites owned, in fee, by the Company with the remaining, located on leased properties with terms ranging from one to ten years. The Company does not expect any problem in the renewal of these contracts.

The Company also owns a fleet of 219 ready-mixed trucks.

During l996, PRC continued the repairs and maintenance program on its plants. The Company believes that its plants are currently in good condition and properly maintained.

Used in paper and packaging segment

The manufacturing plant of the St. Regis Paper and Bag Division is located on a site owned by the Company in fee in Ponce, Puerto Rico. The Company believes the plant to be in good condition and properly maintained.

Used in realty operations

PRC and one of its subsidiaries own, in fee, and hold for future development and sale, approximately 532 acres of land throughout Puerto Rico.

Used for office facilities

The Company and its subsidiaries own a one story building housing its executive offices located in the Amelia Industrial Park, Guaynabo, Puerto Rico. It also owns an office facility located in a building in Hato Rey, Puerto Rico.

RMC's administrative offices are located on leased property in Carolina, Puerto Rico.

Information about leased properties is incorporated by reference from the Annual Report, page 28, section entitled "Notes to Consolidated Financial Statements,
Note 14 /Lease Commitments."


Item 3.  LEGAL PROCEEDINGS

There are presently pending against the Company the legal proceedings described in the Annual Report, page 29, section entitled "Notes to Consolidated Financial Statements, Note 16/Contingent Liabilities and Other Commitments," furnished pursuant to Item 14, to which reference is hereby made and which is incorporated by reference herein.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                     PART II


Items 5 through 8 of Part II of this report are omitted as permitted by General Instruction G(2) since the information required by such items is contained in the Company's Annual Report which is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.


                                    PART III


Item l0.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a)  Identification of Directors

Information required herein is contained in a definitive Proxy Statement for use in connection with the Company's Annual Meeting of Stockholders to be held on May 7, l997 filed with the Commission pursuant to Regulation l4A (the "Proxy Statement") pages 2 to 8, section entitled "Information about Nominees, Directors and Principal Stockholders" and is incorporated herein by reference.

(b) Identification of Executive Officers. (See Item 1. Business Section. Section
(e).)


Item 11.  EXECUTIVE COMPENSATION

Information required by Item 11 is contained in the Proxy Statement, pages 11 to 20, section entitled "Executive Compensation" through and including the section entitled "Certain Transactions with Management," and is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item l2 is contained in the Proxy Statement, pages 2 to 10, sections entitled "Information about Nominees, Directors and Principal Stockholders" and "Security Ownership of Certain Beneficial Owners," and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is contained in the Proxy Statement, pages 19 to 20, sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management" and is incorporated herein by reference.


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report on Form 10-K:

          1. Financial Statements incorporated by reference to the Annual Report, pages 19 to 21; and

          2. Financial statement schedules and supplementary data required by
Item 8 of Form 10-K filed herewith.

The financial statement schedules required by Item 14(d) of Form 10-K are excluded since the Company is primarily an operating company. All subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Company or the consolidated subsidiaries in amounts which together exceed l0% of PRC's total consolidated assets at December 3l, l996.

(b) Reports on Form 8-K: None.

(c) Exhibits required by Section 601 Regulation S-K:

          3. Certificate of Incorporation and By-laws

             l. Certificate of Incorporation and amendment thereto filed as an exhibit to Form S-l on March 25, 1963, with (i) composite copy of the Certificate of Incorporation dated May l6, l983 filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1983, (ii) amendments dated May 6, 1987 filed as an exhibit to Form 10-Q for the fiscal quarter ended June 30, 1987, and
(iii) amendment dated May 5, 1993 (increasing the number of authorized shares of common stock from 10 million to 20 million) filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1993.*

               2. By-Laws of the Company, as amended, filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1987, with (i) amendment dated January 1993 filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1993,* and (ii) amendment dated December 22, 1994, filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994.*

          l0.  Material contracts


               10.1 Coal Purchase/Sale Agreement between PRC and Carbones de Colombia, S.A. dated as of December 14, 1982 filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1982.* Copy of addendum No. 5 which changed the quantity of coal purchases to 100,000 tons per year through the year 2000, was filed as an exhibit to Form 10-Q for the fiscal quarter ended March 31, 1992.*

               10.2 (a) Consolidated and restated loan agreement dated as of September 27, 1985 among PRC, PRC's Guarantors and the Government Development Bank for Puerto Rico for approximately $18.3 million encompassing all outstanding debt of the Company to the bank as of that date.*

                    (b) Indenture trust agreement dated September 27, l985 between PRC as grantor and Banco de Ponce as trustee for the benefit of the Government Development Bank for Puerto Rico.*

          (Both documents listed above in this paragraph l0.2 were filed as exhibits to a Current Report on Form 8-K dated September l985 and are related to the early extinguishment of the debt transaction described therein.)

               10.3 Loan agreement between PRC and Banco Popular de Puerto Rico in the principal amount of $10,000,000 dated as of November 6, 1987 filed as an exhibit to a Current Report on Form 8-K dated November 1987.* Letter dated January 17, 1992, which modifies certain terms of such loan agreement (including a reduction in the interest rate and a change in the original repayment schedule from quarterly payments to annual payments) filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1991.*

               10.4 Form of Severance Compensation Agreement executed by PRC during the third quarter of 1989 with a consultant and 18 of the PRC's key officers, filed as an exhibit to Form 10-Q for the fiscal quarter ended September 30, 1989.**

           10.5 Loan agreement between PRC and Banco Popular de Puerto Rico in the principal amount of $8,000,000 dated as of December 8, 1993 (used to finance the conversion to cement grinding of two existing slurry mills) and letter dated July 11, 1994 (amending certain sections of the original loan agreement) filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994.*

          10.6 Loan agreement between PRC and The Bank of Nova Scotia in the principal amount of $16,000,000 dated as of February 26, 1993 (used in the financing of the conversion of two existing slurry mills to cement grinding) filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994.*

          10.7 Loan agreement between PRC and Banco Popular de Puerto Rico in the principal amount of $6,000,000 dated August 2, 1993 (to pay a $3 million scheduled installment and an optional $3 million payment on a long-term debt due August 1993) and letter dated July 11, 1994 (amending certain sections of the original loan agreement) filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994.*

          10.8 Loan agreement between PRC and Banco Popular de Puerto Rico in the principal amount of $7,000,000 dated September 15, 1994 (used to refinance the outstanding balance of another loan) filed as an exhibit to Form 10-Q for the fiscal quarter ended September 30, 1994.*

          10.9 Amendment to the Consulting Agreement between PRC and Antonio Luis Ferre dated January 1, 1995 filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994.**

          10.10 Note Purchase Agreement dated January 27, 1997, with respect to $50,000,000 of Series A and $20,000,000 of Series B Senior Secured Notes due January 27, 2017 (used to refinance the outstanding principal balances of various long-term debt).


          13. Annual Report to security holders for the year ended December 3l, l996.


          21. Subsidiaries of the Company are included as part of the Annual Report to security holders, page 33, section entitled "Subsidiaries." All of the Company's subsidiaries are incorporated under the laws of the Commonwealth of Puerto Rico, except for Caribbean Cement Carriers Corporation, which is incorporated under the laws of the Republic of Panama, and Ferre Export Corporation, which is incorporated under the laws of the state of New York.


          23. Consent of Price Waterhouse, independent public accountants.

          27. Financial Data Schedule (for SEC use only).

----------------------------------


*    Incorporated herein by reference.

**   Exhibit constitutes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 (b) (10) (iii).




                               S I G N A T U R E S

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUERTO RICAN CEMENT COMPANY, INC.
          (REGISTRANT)




Date:  March 26, 1997                          By: /s/ MIGUEL NAZARIO
                                                  -----------------------------
                                                  Miguel Nazario
                                                  President and Chief Executive
                                                  Officer and Director

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  March 26, 1997                    By: /s/ MIGUEL NAZARIO
                                           ----------------------------------
                                           Miguel Nazario
                                           President and Chief Executive
                                           Officer and Director


Date:  March 26, 1997                    By: /s/ ANTONIO LUIS FERRE
                                           ----------------------------------
                                           Antonio Luis Ferre
                                           Chairman of the Board and
                                           Director


Date:  March 26, 1997                    By: /s/ ALBERTO M. PARACCHINI
                                           ---------------------------------
                                           Alberto M. Paracchini
                                           Director and Vice Chairman
                                           of the Board


Date:  March 26, 1997                    By: /s/ HECTOR DEL VALLE
                                           ---------------------------------
                                           Hector del Valle
                                           Director and Vice Chairman
                                           of the Board


Date:  March 26, 1997                    By: /s/ ANTONIO L. FERRE RANGEL
                                           ---------------------------------
                                           Antonio L. Ferre Rangel
                                           Vice President of Operations and
                                           Strategic Planning and Director


Date:  March 26, 1997                    By: /s/ JOSE O. TORRES
                                           ---------------------------------
                                           Jose O. Torres
                                           Vice President of Finance, Sales,
                                           Assistant Secretary and Treasurer


Date:  March 26, 1997                           By: /s/ ANGEL M. AMARAL
                                                   -----------------------------
                                                   Angel M. Amaral
                                                   Vice President and Controller


Date:  March 26, 1997                           By: /s/ JOSE J. SUAREZ
                                                   -----------------------------
                                                   Jose J. Suarez
                                                   Director


Date:  March 26, 1997                           By: /s/ CARLOS DEL RIO
                                                   -----------------------------
                                                   Carlos del Rio
                                                   Director


Date:  March 26, 1997                           By: /s/ ESTEBAN D. BIRD
                                                   -----------------------------
                                                   Esteban D. Bird
                                                   Director


Date:  March 26, 1997                           By: /s/ EMILIO J. VENEGAS
                                                   -----------------------------
                                                   Emilio J. Venegas
                                                   Director


Date:  March 26, 1997                           By: /s/ OSCAR A. BLASINI
                                                   -----------------------------
                                                   Oscar A. Blasini
                                                   Director


Date:  March 26, 1997                           By: /s/ ROSARIO J. FERRE
                                                   -----------------------------
                                                   Rosario J. Ferre
                                                   Director


Date:  March 26, 1997                           By: /s/ FEDERICO F. SANCHEZ
                                                   -----------------------------
                                                   Federico F. Sanchez
                                                   Director





Date:  March 26, 1997                             By: /s/ JORGE L. FUENTES
                                                     ---------------------------
                                                     Jorge L. Fuentes
                                                     Director

Date:  March 26, 1997                             By: /s/ CARLOS J. SUAREZ
                                                     ---------------------------
                                                     Carlos J. Suarez
                                                     Director


Date:  March 26, 1997                             By: /s/ LUIS A. FERRE RANGEL
                                                     ---------------------------
                                                     Luis A. Ferre Rangel
                                                     Director


Date:  March 26, 1997                             By: /s/ JUAN A. ALBORS
                                                     ---------------------------
                                                     Juan A. Albors
                                                     Director


Date:  March 26, 1997                             By: /s/ FEDERICO STUBBE
                                                     ---------------------------
                                                     Federico Stubbe
                                                     Director



                        PUERTO RICAN CEMENT COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                                      INDEX



                                                                           Page
                                                                           ----
Schedule VIII - Valuation and Qualifying accounts for the years ended
   December 31, 1994, 1995 and 1996......................................... 27

                                                                        SCHEDULE
                                                                            VIII
           PUERTO RICAN CEMENT COMPANY, INC. AND SUBSIDIARY COMPANIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


---------------------------------------------------------------------------------------------------------------------------
               COLUMN A                   COLUMN B                 COLUMN C              COLUMN D         COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                        Additions                    Deductions from
                                       Balance at       Charged to   Additions          Reserves        Balance at
                                                                                        Write-off
                                       Beginning        Cost and     Charged to      of Uncollectible    End of
             DESCRIPTION                of Year         Expenses     Other (1)          Accounts          Year
--------------------------------------------------------------------------------------------------------------------------
            Allowance for
           doubtful accounts


                 1994                 $1,121,601                           $948          $28,546       $1,094,003

                 1995                 $1,094,003                       $505,013          $59,228       $1,539,788

                 1996                 $1,539,788                             $0           $1,203       $1,538,585



(1) Additions, include $505,013 of ready mixers acquired in November 21, 1995.