Form 10-Q
period 1997-03-31
PUERTO RICAN CEMENT CO INC
filed 1997-05-14
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to
                                                 ------  ------

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

                       PUERTO RICAN CEMENT COMPANY, INC.


                                    INDEX

                                                                                          PAGE NO.

Part I -      Financial Information

              Consolidated Balance Sheet as of March 31, 1997
              and December 31, 1996.............................................          1-2

              Consolidated Statement of Income for the three months
              ended on March 31, 1997 and 1996             ......................         3

              Consolidated Statement of Cash Flows for the three months
              ended on March 31, 1997 and 1996 .................................          4

              Notes to Consolidated Financial Statements........................          5

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................          6-8




Part II -     Other Information...................................................        8

              Signatures..........................................................        9

                      Puerto Rican Cement Company, Inc.
                          Consolidated Balance Sheet
                                 (Unaudited)

                                                                            March                December
                                                                           31, 1997              31, 1996
                                                                           --------              --------
                                                                                   (In Thousands)
Assets
Current Assets

   Cash and cash equivalents                                               $  3,100              $ 14,809
                                                                           --------              --------
   Investments available-for-sale                                             4,627                 4,596
                                                                           --------              --------
   Short-term investments                                                     2,963                 1,918
                                                                           --------              --------
   Notes and accounts receivable-net of allowance for
      doubtful accounts of $1,576 in 1997 and
      $1,539 in 1996                                                         31,272                27,410
                                                                           --------              --------
   Inventories:
       Finished products                                                      2,159                 2,219
       Work in process                                                        6,678                 4,510
       Raw materials                                                          3,667                 3,544
       Maintenance & operating supplies                                      24,392                22,667
       Land held for sale including development costs                           503                   503
                                                                           --------              --------
   Total inventories                                                         37,399                33,443
                                                                           --------              --------
   Prepaid expenses                                                           4,755                 4,625
                                                                           --------              --------
       Total current assets                                                  84,116                86,801

Property, Plant & Equipment - net of
   accumulated depreciation, depletion and amortization
   of $67,140 in 1997 and $64,163 in 1996                                   143,368               143,088

Long-term investments                                                        46,464                46,980

Other assets                                                                  7,612                 4,334
                                                                           --------              --------
Total                                                                      $281,560              $281,203
                                                                           ========              ========

See notes to consolidated financial statements.

                      Puerto Rican Cement Company, Inc.
                          Consolidated Balance Sheet
                                 (Unaudited)

                                                                            March                December
                                                                           31, 1997              31, 1996
                                                                           --------              --------
                                                                                   (In Thousands)
Liabilities and Stockholders' Equity
Current Liabilities
   Current portion of long-term debt                                       $  8,354              $ 15,401
   Accounts payable                                                          10,712                 7,799
   Accrued liabilities                                                        6,765                 6,350
   Income taxes payable                                                       2,786                   931
                                                                           --------              --------
             Total current liabilities                                       28,617                30,481
                                                                           --------              --------
Long-term Liabilities
   Long-term debt, less current portion                                      66,823                67,023
   Deferred income taxes                                                     32,818                33,323
   Other long-term liabilities                                                2,974                 2,955
                                                                           --------              --------
             Total long-term liabilities                                    102,615               103,301
                                                                           --------              --------
             Total liabilities                                              131,232               133,782
                                                                           --------              --------
Stockholders' Equity
   Preferred stock, authorized 2,000,000
       shares of $5.00 par value each; none issued
   Common stock, authorized 20,000,000
       shares of $1.00 par value each; issued
       6,000,000 shares, outstanding 5,527,074 shares
       as of March 31, 1997 and 5,504,722 as of December 31, 1996             6,000                 6,000
   Additional paid-in capital                                                14,703                14,703
   Unrealized gain on investments available-for-sale                            123                   110
   Retained earnings                                                        139,941               137,047
                                                                           --------              --------
                                                                            160,767               157,860
Less:        Shares of common stock in treasury, at cost
             (472,926 shares as of March 31, 1997 and 495,278 shares
             as of December 31, 1996)                                        10,439                10,439
                                                                           --------              --------
Stockholders' Equity - Net                                                  150,328               147,421
                                                                           --------              --------
Total                                                                      $281,560              $281,203
                                                                           ========              ========

See notes to consolidated financial statements.

                      Puerto Rican Cement Company, Inc.
                       Consolidated Statement Of Income
                                 (Unaudited)

                                                                                Three months ended
                                                                                     March 31,
                                                                              1997                1996
                                                                              ----                ----
                                                                          (In Thousands, except share data)

Net sales                                                                 $   37,188            $   37,380
Revenue from real estate operations                                               24                    23
                                                                             -------               -------
                                                                              37,212                37,403
Cost of sales                                                                 26,563                27,040
                                                                             -------               -------
Gross margin                                                                  10,649                10,363
Selling, general & administrative expenses                                     4,774                 4,642
                                                                             -------               -------
Income from operations                                                         5,875                 5,721
                                                                             -------               -------
Other charges (credits):
   Interest and financial charges                                              1,323                 1,138
   Interest income                                                              (841)                 (605)
   Other income                                                                  104                  (117)
                                                                             -------               -------
         Total other charges (credits)                                           586                   416
                                                                             -------               -------
Income before income tax                                                       5,289                 5,305
Provision for income tax                                                       1,346                 1,612
                                                                             -------               -------
         Net income                                                       $    3,943            $    3,693
                                                                            ========              ========
Income per share:
   Net income                                                                  $0.71                 $0.67
                                                                             -------               -------
Common shares outstanding                                                  5,527,074             5,504,722
                                                                           ---------             ---------

See notes to consolidated financial statements.

                      Puerto Rican Cement Company, Inc.
                     Consolidated Statement Of Cash Flows
                          For The Three Months Ended
                                 (Unaudited)

                                                                                     March 31,
                                                                              1997                1996
                                                                              ----                ----
                                                                                   (In Thousands)
Cash flows from operating activities:
   Net income                                                             $   3,944             $   3,693
                                                                          ---------             ---------
   Adjustments to reconcile net income to
   cash flows from operating activities:
         Depreciation, depletion and amortization                             2,998                 2,598
         Accretion of discounts on investments                                 (983)                 (386)
         Provision for deferred income taxes                                   (505)                  245
         Postretirement benefits cost                                            20                    20
         Gain on sale of fixed assets                                            (2)                  (11)
         Changes in assets and liabilities:
            Increase in notes & accounts receivable                          (3,862)               (2,678)
            (Increase) decrease in inventories                               (3,956)                2,072
            (Increase) decrease in prepaid expenses                            (131)                  118
            Increase (decrease) in accounts payable                           1,863                  (278)
            Increase in accrued liabilities                                   1,464                 1,411
            Increase in income taxes payable                                  1,855                 1,019
            Increase in other long-term assets                               (3,290)                 (176)
                                                                          ---------             ---------
         Total adjustments                                                   (4,529)                3,954
                                                                          ---------             ---------
         Cash (used in) provided by operations                                 (585)                7,647
                                                                          ---------             ---------
Cash flows from investing activities:
   Capital expenditures                                                      (3,293)               (2,984)
   Redemption of long-term investments                                        1,499                    96
   Purchase of short-term investments                                        (1,045)                  (82)
   Purchase of investments available-for-sale                                   (18)                  (42)
   Proceeds from sale of fixed assets                                            30                    15
                                                                          ---------             ---------
         Cash used in investing activities                                   (2,827)               (2,997)
                                                                          ---------             ---------
Cash flows from financing activities:
   Repayment of long-term debt and notes payable                            (57,247)               (4,300)
   Dividends paid                                                            (1,050)                 (936)
   Proceeds from loans                                                       50,000
                                                                          ---------             ---------
         Cash used in financing activities                                   (8,297)               (5,236)
                                                                          ---------             ---------
Decrease in cash and cash equivalents                                      ($11,709)                ($586)
                                                                           ========             =========

Cash and cash equivalents - beginning of year                               $14,809               $11,600
Cash and cash equivalents - end of period                                     3,100                11,014
                                                                          ---------             ---------
Decrease in cash and cash equivalents                                      ($11,709)                ($586)
                                                                           ========             =========

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In the opinion of the Registrant, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position at March 31, 1997 and December 31, 1996, and the results of operations for the three months ended March 31, 1997 and 1996, and cash flows for the three months ended March 31, 1997 and 1996. The results of operations are not necessarily indicative of the results to be expected for the full year.

    Total cash and cash equivalents decreased from $14.8 million as of December 31, 1996 to $3.1 million as of March 31, 1997. In January 1997, the Company paid $7 million of a $17.6 million revolving credit facility outstanding at December 31, 1996. This payment, together with capital expenditures of $3.3 million and additions in other long-term assets of $3.3 million consisting principally of equipment related to the aggregates' business contributed to the decline in the cash and cash equivalents balance during this quarter.

    Investments consisted principally of short-term obligations and obligations of the U.S. Government or its agencies with a maturity ranging from more than one year to seven years.

    Notes and accounts receivable were $31.3 million as of March 31, 1997 compared with $27.4 million as of December 31, 1996, an increase of $3.9 million. The increase resulted from a higher balance of accounts receivable-trade attributable to stronger cement sales during the first quarter of the year as compared to sales during the last quarter of 1996. Receivable' turnover was maintained at normal levels during the first quarter of 1997, with an average collection period below 60 days.

    Consolidated inventories increased $4.0 million to $37.4 million as of March 31, 1997 compared with $33.4 million as of December 31, 1996. The increase resulted from $2.2 million in additional work in process inventory principally due to a higher inventory of clinker and to $1.7 million in additional coal inventory.

    Total current liabilities decreased $1.9 million from $30.5 million as of December 31, 1996 to $28.6 million as of March 31, 1997. The decrease was principally attributable to the repayment of $7.0 million of the $17.6 million revolving credit facility mentioned above, offset by a normal increase in income taxes payable due in April and an increase in accounts payable-trade related to the ready-mixed concrete subsidiary.

    At its March 26, 1997 meeting, the Board of Directors of the Registrant declared a 19 cent per share dividend on its common stock, payable on May 16, 1997 to stockholders of record on April 18, 1997. As of March 31, 1997, the Registrant had 5,527,074 shares of common stock issued and outstanding as compared with 5,504,722 as of March 31, 1996.

    As of March 31, 1997, $47.5 million or 17% of the Company's total consolidated assets were attributable to the ready-mixed concrete subsidiary.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

    Working capital at March 31, 1997, improved to $55.6 million compared with $52.6 million at December 31, 1996. The current ratio increased to 2.94 to 1 as of March 31, 1997, from 2.85 to 1 as of December 31, 1996. The improvement in both items resulted from a decrease in current liabilities caused by the repayment of $7 million of the current portion of long-term debt.

    Capital expenditures incurred during the three-month period ended March 31, 1997, totaled $3.3 million. Depreciation expense for this year first quarter totaled $3.0 million. During this quarter, the Company purchased land near the cement plant at a cost of $1.8 million. This land will be used in the future as a quarry for raw material for the production of cement.

    The approximate maturities of long-term debt for the remainder of 1997 and thereafter are as follows (in thousands):

                 1997                                 $ 8,354
                 1998                                     800
                 1999                                  11,423
                 2000                                     800
                 2001 and thereafter                   53,800
                                                      -------
                 Total                                $75,177
                                                      =======

    Loan agreements with term lenders impose certain restrictions on the Company concerning working capital, indebtedness, dividends, investments and certain advances, among other restrictions.

    As indicated in its annual report for 1996, the Company expects to issue $20 million in Series B Senior Secured Notes at a later date during 1997. Proceeds from these Notes, at a 7.34% interest rate, will be used to finance the acquisition of new equipment for the aggregates business and for the improvement and modernization of the cement plant.

    The Company has available credit facilities in the aggregate amount of $20,600,000 with commercial banks for short-term financing and discount of trade paper from customers. No amount was outstanding under these facilities at any month-end during the first quarter of 1997. These short-term facilities are renewable annually at the discretion of the banks, which at this time do not require any commitment fees for these credit facilities.

Results of Operations

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1996

    Consolidated net sales for the first quarter of 1997 remained at approximately the same level of 1996 with sales of $37.2 million compared with $37.4 million in the same quarter of 1996. Total cement sales decreased 3%, from 261,000 tons in the first quarter of 1996 to 253,000 tons for this year first quarter. Lime sales for the three month period ended March 31, 1997, decreased 8,600 tons compared with total sales of 12,500 tons for the same period of 1996 as no lime export sales were made during this quarter. These decreases were offset by an increase of 9% in sales by the Company's paper and bag division attributable to higher sales in the small bags department and higher ready-mixed concrete sales resulting from an increase in the average selling price.

    Consolidated cost of sales totaled $26.6 million for the first quarter of 1997 compared with $27.0 million for the first quarter of 1996, a decrease of approximately $400,000. Cost of sales for this period was favorably impacted by improvements in inventory management and production schedules in both the cement and the paper and bags division. These favorable adjustments were offset by an increase in costs in the ready-mixed concrete subsidiary attributable to increases in the cost of aggregates and in the freight paid to the carriers of this material.

    Selling, general and administrative expenses increased less than 3% to $4.8 million in the first quarter of 1997 compared with $4.6 million in the first quarter of 1996. This increase was principally attributable to expenses related to the San Juan Cement legal proceeding. No expenses attributable to this matter was recorded during last year's first quarter.

    Interest and financial charges increased 16% to $1.3 million compared with $1.1 million for the first quarter of 1996. This increase reflects the effect of slightly higher interest rates related to the $50 million of Series A Senior Secured Notes issued in January 1997 as compared to previously existing indebtedness. In addition, in December 1996 the Company obtained a $17.6 million loan to purchase a zero-coupon bond used to secure the $50 million Notes. Both interest expense related to the loan and the Notes, and interest income related to the zero-coupon bond affected the first quarter of 1997.


LEGAL PROCEEDING INVOLVING SAN JUAN CEMENT

    As reported in the Company's 1996 annual report, the Company and its ready-mixed concrete subsidiary are the defendants in a claim filed by San Juan Cement Company, Inc. before the United States District Court of Puerto Rico. On April 15, 1997, the parties filed a joint motion requesting a 90-day stay on the proceedings.

Part II.  OTHER INFORMATION.

Item 2.   NONE

Item 5.   NONE

Item 6.   Exhibits and Reports on Form 8-K

27.     Financial Data Schedule (for SEC use only).

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUERTO RICAN CEMENT COMPANY, INC.


Date:     05/09/97                   By: /s/ Angel Amaral
          --------                       ---------------------------------------
                                                      Angel Amaral
                                               Vice President and Controller


Date:     05/09/97                   By: /s/ Jose O. Torres
          --------                       ---------------------------------------
                                                     Jose O. Torres
                                         Vice President of Finance and Treasurer