Form 10-Q
period 1997-06-30
PUERTO RICAN CEMENT CO INC
filed 1997-08-14
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-Q

(Mark One

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1997
                                                 -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the transition period from          to
                                                   ---------   ---------

                         Commission File Number: 1-4753
                                                --------

                      PUERTO RICAN CEMENT COMPANY, INC.
                      ---------------------------------
             (Exact name of registrant as specified in its charter)

COMMONWEALTH OF PUERTO RICO                            51-A-66-0189525
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

            Common stock, $1 Par Value; 5,527,074 Shares Outstanding
            --------------------------------------------------------

                       PUERTO RICAN CEMENT COMPANY, INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
Part I -  Financial Information

          Consolidated Balance Sheet as of June 30,
          1997 and December 31, 1996 ................................... 1 - 2

          Consolidated Statement of Income for the three-month and
          six-month periods ended on June 30, 1997 and 1996 ............   3

          Consolidated Statement of Cash Flows for the six-month
          period ended on June 30, 1997 and 1996 .......................   4

          Notes to Consolidated Financial Statements ...................   5

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations ................  6 - 9

Part II - Other Information ............................................   10

          Signatures ...................................................   11

                      Puerto Rican Cement Company, Inc.
                          Consolidated Balance Sheet
                                 (Unaudited)

                                                                    June            December
                                                                  30, 1997          31, 1996
                                                                  --------          --------
                                                                         (In thousands)
Assets
Current Assets
   Cash and cash equivalents                                      $  2,327          $ 14,809
                                                                  --------          --------
   Investments available-for-sale                                    4,627             4,596
                                                                  --------          --------
   Short-term investments                                            2,991             1,918
                                                                  --------          --------
   Notes and accounts receivable-net of allowance for
     doubtful accounts of $1,616 in 1997 and $1,539 in 1996         34,057            27,410
                                                                  --------          --------
   Inventories:
     Finished products                                               2,040             2,219
     Work in process                                                 5,143             4,510
     Raw materials                                                   3,773             3,544
     Maintenance and operating supplies                             22,305            22,667
     Land held for sale, including development costs                   503               503
                                                                  --------          --------
   Total Inventories                                                33,764            33,443
                                                                  --------          --------
   Prepaid expenses                                                  6,214             4,625
                                                                  --------          --------

Total current assets                                                83,980            86,801

Property, plant and equipment - net of accumulated
   depreciation, depletion and amortization
   of $70,132 in 1997 and $64,163 in 1996                          147,990           143,088

Long-term investments                                               46,729            46,980

Other assets                                                         4,573             4,334
                                                                  --------          --------
Total                                                             $283,272          $281,203
                                                                  --------          --------

See notes to consolidate financial statements.

                      Puerto Rican Cement Company, Inc.
                          Consolidated Balance Sheet
                                 (Unaudited)



                                                    June         December
                                                  30, 1997       31, 1996
                                                  --------       --------
                                                       (In thousands)
Liabilities and Stockholders' Equity
Current Liabilities
  Current portion of long-term debt                 $  8,354    $ 15,401
  Accounts payable                                     8,120       7,799
  Accrued liabilities                                  7,964       6,350
  Income taxes payable                                   438         931
                                                    --------    --------

Total current liabilities                             24,876      30,481
                                                    --------    --------

Long-term Liabilities
  Long-term debt, less current portion                65,623      67,023
  Deferred income taxes                               35,376      33,323
  Other long-term liabilities, including
    postretirement benefits                            2,992       2,955
                                                    --------    --------

Total long-term liabilities                          103,991     103,301
                                                    --------    --------
Total liabilities                                    128,867     133,782
                                                    --------    --------

Stockholders' Equity
  Preferred stock, authorized 2,000,000
    shares of $5.00 par value each; none issued
  Common stock, authorized 20,000,000
    shares of $1.00 par value each, issued
    6,000,000 shares, outstanding 5,527,074 shares
    as of June 30, 1997 and December 31, 1996          6,000       6,000
  Additional paid-in capital                          14,703      14,703
  Unrealized gain on investments available-for-sale      105         110
  Retained earnings                                  144,036     137,047
                                                    --------    --------
                                                     164,844     157,860

Less:  Shares of common stock in treasury, at cost
       (472,926 shares as of June 30, 1997 and
       December 31, 1996)                             10,439      10,439
                                                    --------    --------
Stockholders' Equity-Net                             154,405     147,421
                                                    --------    --------
Total                                               $283,272    $281,203
                                                    ========    ========



See notes to consolidated financial statements.

                      Puerto Rican Cement Company, Inc.
                       Consolidate Statement of Income
                                 (Unaudited)


                                                 Three months ended              Six months ended
                                                      June 30,                       June 30,
                                                 1997          1996              1997        1996
                                                 ----          ----              ----        ----
                                                       (In thousands, except per share data)
Net sales                                     $  43,404       $  40,987       $  80,592       $  78,367
Revenue from real estate operations                  25              23              49              46
                                              ---------       ---------       ---------       ---------

                                                 43,429          41,010          80,641          78,413
Cost of sales                                    29,654          29,096          56,217          56,136
                                              ---------       ---------       ---------       ---------
Gross margin                                     13,775          11,914          24,424          22,277
Selling, general and administrative expenses      5,252           4,813          10,026           9,455
                                              ---------       ---------       ---------       ---------
Income from operations                            8,523           7,101          14,398          12,822
                                              ---------       ---------       ---------       ---------
Other charges (credits):
  Interest and financial charges                  1,384           1,113           2,707           2,251
  Interest income                                  (819)           (656)         (1,660)         (1,260)
  Other (income) expense                             11            (223)            115            (341)
                                              ---------       ---------       ---------       ---------

        Total other charges (credits)               576             234           1,162             650
                                              ---------       ---------       ---------       ---------

Income before income tax                          7,947           6,867          13,236          12,172
Provision for income tax                          2,801           2,362           4,147           3,974
                                              ---------       ---------       ---------       ---------

        Net income                            $   5,146       $   4,505       $   9,089       $   8,198
                                              ---------       ---------       ---------       ---------


Income per share:
  Net income                                  $    0.93       $    0.82       $    1.64       $    1.48
                                              ---------       ---------       ---------       ---------

Common shares outstanding                     5,527,074       5,527,074       5,527,074       5,527,074
                                              =========       =========       =========       =========


See notes to consolidated financial statements.

                      Puerto Rican Cement Company, Inc.
                     Consolidated Statement of Cash Flows
                           For The Six Months Ended
                                 (Unaudited)



                                                              June 30,
                                                        1997            1996
                                                        ----            ----
                                                           (In thousands)
Cash flows from operating activities:
  Net income                                           $  9,089        $ 8,198
                                                       --------        -------
  Adjustments to reconcile net income to
  cash flows from operating activities:
        Depreciation, depletion and amortization          6,034          5,382
        Accretion of discounts on investments            (1,261)          (734)
        Provision for deferred income taxes               2,052          1,624
        Postretirement benefits cost                         38             48
        Gain on sale of fixed assets                         (2)          (143)
        Changes in assets and liabilities:
          Increase in notes and accounts receivable      (6,647)        (3,635)
          (Increase) decrease in inventories               (320)         1,478
          Increase in prepaid expenses                   (1,588)          (747)
          Increase in other long-term assets               (266)          (563)
          Decrease in accounts payable                     (729)          (399)
          Increase (decrease) in accrued liabilities      2,665            (46)
          (Decrease) increase in income taxes payable      (493)           141
                                                       --------        -------

        Total adjustments                                  (517)         2,406
                                                       --------        -------
        Cash provided by operations                       8,572         10,604
                                                       --------        -------

Cash flows from investing activities:
  Capital expenditures                                  (10,968)        (6,025)
  Redemption of long-term investments                     1,512          2,257
  Purchase of short-term investments                     (1,073)        (2,207)
  Purchase of investments available-for-sale                (35)           (20)
  Proceeds from sale of fixed assets                         58            182
                                                       --------        -------

        Cash used in investing activities               (10,506)        (5,813)
                                                       --------        -------
Cash flows from financing activities:
  Repayment of long-term debt and notes payable         (58,448)       (15,806)
  Dividends paid                                         (2,100)        (1,861)
  Proceeds from loans                                    50,000         11,400
                                                       --------        -------

        Cash used in financing activities               (10,548)        (6,267)
                                                       --------        -------

Decrease in cash and cash equivalents                  $(12,482)       $(1,476)
                                                       --------        -------

Cash and cash equivalents-beginning of year            $ 14,809        $11,600
Cash and cash equivalents-end of period                   2,327         10,124
                                                       --------        -------

Decrease in cash and cash equivalents                  $(12,482)       $(1,476)
                                                       --------        -------


See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of the Registrant, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position at June 30, 1997 and December 31, 1996, and the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and cash flows for the six-month period ended June 30, 1997 and 1996. The results of operations are not necessarily indicative of the results to be expected for the full year.

     Total cash and cash equivalents decreased from $14.8 million as of December 31, 1996 to $2.3 million as of June 30, 1997. Capital expenditures of $11 million, consisting principally of equipment purchased for the Registrant's cement and related products segment, and $8 million in payments on a revolving credit facility contributed to the decline in the cash and cash equivalents balance during this period.

     Investments consisted principally of short-term obligations and obligations of the U.S. Government or its agencies with a maturity ranging from more than one year to seven years.

     Notes and accounts receivable were $34.1 million as of June 30, 1997 compared with $27.4 million as of December 31, 1996, an increase of $6.7 million. The increase resulted from a higher balance of accounts receivable-trade attributable to stronger consolidated sales amounting to $43.4 million during the second quarter of 1997 as compared to $37.2 million consolidated sales during the last quarter of 1996. Receivable turnover was maintained at normal levels during the second quarter of 1997.

     Consolidated inventories increased $0.4 million to $33.8 million as of June 30, 1997 compared with $33.4 million as of December 31, 1996. The increase resulted mostly from additional work in process inventory.

     Total current liabilities decreased $5.6 million from $30.5 million as of December 31, 1996 to $24.9 million as of June 30, 1997. The decrease was principally attributable to the repayment of $7.0 million classified as current liability of the revolving credit facility mentioned above, offset by an increase in accounts payable-trade related to the ready-mixed concrete subsidiary, Ready Mix Concrete, Inc. ("RMC").

     At its June 25, 1997 meeting, the Board of Directors of the Registrant declared a 19 cents per share dividend on its common stock, payable on August 11, 1997 to stockholders of record on July 14, 1997. As of June 30, 1997, the Registrant had 5,527,074 shares of common stock issued and outstanding.

     As of June 30, 1997, $54.5 million or 19% of the Company's total consolidated assets were attributable to RMC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     Working capital at June 30, 1997, improved to $59.1 million compared with $56.3 million at December 31, 1996. The current ratio increased to 3.38 to 1 as of June 30, 1997, from 2.85 to 1 as of December 31, 1996. The improvement in both items resulted from a decrease in current liabilities caused by the repayment of $7.0 million of the current portion of long-term debt.

     Capital expenditures incurred during the six-month period ended June 30, 1997, totaled $11.0 million. Depreciation expense for the same period totaled $6.0 million.

     As of June 30, 1997, the approximate aggregate maturities of long-term debt for the remainder of 1997 and thereafter are as follows (in thousands):

        1997                                $ 7,954
        1998                                    800
        1999                                 10,423
        2000                                    800
        2001 and thereafter                  54,000
                                            -------
        Total                               $73,977
                                            -------

     During June 1997, the Company paid $1 million towards a $10.6 million revolving credit facility due in 1999. During July 1997, the Company paid-off the remaining $9.6 million with cash flows generated from the operation. As a result, the aggregate maturities of $10.4 million due in 1999 as indicated above were reduced to $800,000 after the statement date.

     The Company issued the remaining $20 million in Series B Senior Secured Notes ("Series B Notes") On July 10, 1997 as part of a total $70 million refinancing transaction initiated in December 1996. Proceeds from these Notes, bearing interest at a 7.34% rate and due on 2017, were used mostly to finance the acquisition of new equipment and for the improvement and modernization of the cement plant. The Company has a zero-coupon bond which will accrete in value to $70 million shortly after the Notes' due date and may be used to repay them. Thus, the repayment in 2017 of the aggregate $70 million in Notes is not expected to have an impact on the Company's operating cash flows.

     Loan agreements with term lenders impose certain restrictions on the Company concerning working capital, indebtedness, dividends, investments and certain advances, among other restrictions. At June 30, 1997, the Company was in compliance with the provisions of the loan agreements.

     The Company has available credit facilities in the aggregate amount of $20,600,000 with commercial banks for short-term financing and discount of trade paper from customers. No amount was outstanding under these facilities at June 30, 1997. The maximum aggregate short-term borrowing outstanding at any month-end during the six-month period ended June 30, 1997 was $3,940,000 bearing interest at a 6.44% rate. These short-term facilities are renewable annually at the discretion of the banks, which at this time do not require any commitment fees for these credit facilities.

Results of Operations
---------------------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

     Consolidated net sales for the second quarter of 1997 increased by approximately $2.4 million to $43.4 million compared with $41.0 million in the same quarter of 1996. Total cement sales increased 7% to 305,000 tons in the second quarter of 1997 from 284,000 tons for the same quarter of 1996. Lime sales for the second quarter of 1997 decreased 39% from the same period of 1996 due to lower lime export sales during this quarter. The Company's paper and bag division sales increased by 5% attributable to higher sales in the small bags department. Sales in RMC represented the most significant change in consolidated net sales resulting from an increase of 6% in cubic yards sold in the second quarter of 1997 over the same quarter of 1996, and an increase in the average selling prices due mainly to pass through of recent increments in transportation and raw material costs.

     Gross margins reported at 31.7% over the second quarter of 1997 compared favorably with gross margins of 29.1% over the same quarter of 1996. Gross margins increased as a result of improvements in inventory management and production schedules in both the cement and the paper and bag division which were partially offset by an increase in the cost of raw material and in freight-in expense in RMC.

     Selling, general and administrative expenses increased by $400,000 to $5.2 million in the second quarter of 1991 but remained at 12% of total sales over the comparable quarter of 1996. This increase was principally attributable to contracted professional services and normal inflationary growth.

     Interest and financial charges increased $300,000 to $1.4 million in the second quarter of 1997 compared with $1.1 million for the same quarter of 1996. This increase reflects the effect of a slightly higher interest rate related to the 20-year, $50 million Series A Senior Secured Notes ("Series A Notes") issued in January 1997 as compared to the shorter term indebtedness refinanced with the proceeds from issuance of the Series A Notes. In addition, in December 1996 the Company obtained a $17.6 million revolving credit facility to purchase a zero-coupon bond used to secure the Series A and B Notes. During most of the second quarter of 1997, $10.6 million of such facility remained outstanding. As explained above, this remaining balance was repaid during June and July 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

     Consolidated net sales for the six-month period ended June 30, 1997 increased by approximately $2.2 million to $80.6 million compared with $78.4 million in the same period of 1996. The improvement from last year resulted from the net effect of the following: (1) cement sales increased by 13,000 to 558,000 tons in the six-month period ended June 30, 1997; (2) lime sales for the six-month period ended June 30, 1997 decreased 53% due to lower lime export sales during this period; (3) sales in the Company's paper and bag division increased by 5% due to higher sales in the small bags department; and, (4) RMC sales increased significantly principally as a result of an increase in average selling prices from pass through of increased costs.

     Gross margins over the six-month period were reported at 30.3% in 1997 as compared to 28.4% in 1996. Increase in the gross margins resulted from reductions in the cost of sales of cement and paper bags which resulted from improved operational efficiencies and inventory management, partially offset by an increase in the cost of sale of ready-mixed concrete mostly as a result of higher cost of raw materials and freight-in expenses.

     Consolidated selling, general, and administrative expenses increased by $500,000 to $10.0 million during the six-month period ended June 30, 1997 when compared to $9.5 for the same period of 1996. This increase resulted from an increase in contracted professional services, non-recurring severance payments pursuant to the merger of the Company's two ready-mixed concrete subsidiaries, and normal inflationary increase in salaries and related expenses.

     Interest and financial charges increased by $450,000 to $2.7 million during the six-month period ended June 30, 1997 when compared to $2.3 million for the same period of 1996. This increase resulted mainly from a slightly higher interest rate on the 20-year, $50 million Series A Notes issued in January, 1997, and an additional $10.6 million in debt outstanding of a $17.6 million revolving credit facility obtained in December, 1996 to purchase a zero-coupon bond.

     Interest income increased by $400,000 to $1.7 million during the six-month period ended June 30, 1997 when compared to $1.3 million for the same period of 1996. This increase resulted mainly from the accretion in value of the $70 million zero-coupon bond purchased for $17.6 million on December 1996. Other (income) expense changed by $450,000 during the second quarter of 1997 when compared to the same period of 1996 mainly due to other non-recurring expenses incurred in 1997 related to the merger of the Company's ready-mixed concrete subsidiaries.

LEGAL PROCEEDING INVOLVING SAN JUAN CEMENT COMPANY, INC.

     As reported in the Company's 1996 annual report, the Company and RMC are the defendants in a claim filed by San Juan Cement Company, Inc. before the United States District Court of Puerto Rico. On April 15, 1997, the parties filed a joint motion requesting a 90-day stay of the proceedings.

REAL ESTATE AND AGGREGATES BUSINESS

     The Company announced that, due to disputes with the Government of Puerto Rico, the development of its real estate project at Vega Alta and the work at its limestone quarry at Guanica have been suspended.

     On July 8, 1997, the Puerto Rico Planning Board (the "Planning Board") issued a cease and desist order against the Vega Alta project, asserting that the Company does not have the permit needed to extract and use sand and gravel from the site. The Company had previously received permits to build a housing project there, including a "temporary aggregate permit" which the Company believes was properly obtained and is sufficient to conduct the planned operations. The Planning Board has scheduled a public hearing on the matter for August 25, 1997. The Company is considering various responses to the Planning Board's action.

     On July 11, 1997, the Puerto Rico Permits and Regulations Administration (the "Administration"), revoked a permit granted to the Company to operate a limestone quarry at its Guanica site. A permit had been granted by that Administration's Ponce office. The Company believes it had received and remains entitled to a valid permit for the Guanica operation and is considering various responses to the Administration's actions.

     Management believes that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

OTHER LEGAL PROCEEDINGS

     The Company has brought a lawsuit against the Puerto Rico Department of Consumer Affairs (the "Department") in response to a Department's investigation of the Company's labeling of bags of cement in 1995 and 1996. The Department has asserted that the bags should have disclosed that the cement was manufactured with imported clinker. The Company's lawsuit is based on the Company's belief that the Department does not have the legal authority with respect to this matter. The Company believes it has defenses including the jurisdictional defense and is considering various additional responses. Management believes that outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Part II.  OTHER INFORMATION.

Item 2.   NONE

Item 5.   NONE

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits
         27. Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K
             NONE

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUERTO RICAN CEMENT COMPANY, INC.

Date: 08/14/97                            By:    /s/  ANGEL AMARAL
                                             ---------------------------------
                                                      Angel Amaral
                                               Vice President and Controller

Date: 08/14/97                            By:    /s/  JOSE O. TORRES
                                             ---------------------------------
                                                     Jose O. Torres
                                              Vice President of Finance and
                                                      Treasurer