Form 10-Q
period 1997-09-30
PUERTO RICAN CEMENT CO INC
filed 1997-10-22
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1997
                                              ------------------
                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from          to
                                             ----------  --------

                        Commission File Number:  1-4753
                                                 ------

                       PUERTO RICAN CEMENT COMPANY, INC.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

COMMONWEALTH OF PUERTO RICO                                51-A-66-0189525
----------------------------------------------             ---------------
(State or other jurisdiction of incorporation)         (I.R.S. Employer ID No.)


PO Box 364487 - San Juan, P.R.                                  00936-4487
------------------------------                                  ----------
(Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (787) 783-3000

                                      NONE
                                      ----
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES     X           NO
                              ----             ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Common stock, $1 Par Value; 5,452,074 Shares Outstanding
            --------------------------------------------------------

                       PUERTO RICAN CEMENT COMPANY, INC.


                                     INDEX

                                                                                                           Page No.
                                                                                                           -------

Part I -        Financial Information

                Consolidated Balance Sheet as of September 30, 1997
                and December 31, 1996       ..................................................               1-2

                Consolidated Statement of Income for the three-month and
                nine-month periods ended on September 30, 1997 and 1996.......................                3

                Consolidated Statement of Cash Flows for the nine-month
                periods ended on September 30, 1997 and 1996..................................                4

                Notes to Consolidated Financial Statements....................................                5

                Management's Discussion and Analysis of Financial
                Condition and Results of Operations                 ..........................               6-10

Part II -       Other Information                                                                             10

                Signatures                                                                                    11

                       Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)



                                                          September  December
                                                          30, 1997   31, 1996
                                                          ---------  --------
                                                            (In thousands)
  Assets
  Current Assets
    Cash and cash equivalents                                $ 13,776  $ 14,809
                                                            ---------  --------
    Investments available-for-sale                              5,877     4,596
                                                            ---------  --------
    Short-term investments                                      4,160     1,918
                                                            ---------  --------
    Notes and accounts receivable - net of allowance
         for doubtful accounts of $1,547 in 1997 and
         $1,539 in 1996                                        29,783    27,410
                                                            ---------  --------
    Inventories:
         Finished products                                      2,008     2,219
         Work in process                                        4,094     4,510
         Raw materials                                          3,465     3,544
         Maintenance and operating supplies                    23,559    22,667
         Land held for sale, including development costs          503       503
                                                            ---------  --------
  Total inventories                                            33,629    33,443
                                                            ---------  --------
  Prepaid expenses                                              5,658     4,625
                                                            ---------  --------
  Total Current Assets                                         92,883    86,801

    Property, plant and equipment - net of accumulated
    depreciation, depletion and amortization of $73,159
    in 1997 and $64,163 in 1996                               154,185   143,088

  Long-term investments                                        45,982    46,980

  Other Assets                                                  4,608     4,334
                                                            ---------  --------
  Total                                                      $297,658  $281,203
                                                            =========  ========


See notes to consolidated financial statements.

                       Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)


                                                                        September  December
                                                                        30, 1997   31, 1996
                                                                        ---------  --------
                                                                           (in thousands)

Liabilities and Stockholders' Equity
Current Liabilities
  Current portion of long-term debt                                      $  8,559 $  15,401
  Accounts payable                                                          8,487     7,799
  Accrued liabilities                                                       8,243     6,350
  Income taxes payable                                                      1,053       931
                                                                        ---------  --------
Total Current Liabilities                                                  26,342    30,481
                                                                        ---------  --------
Long-term Liabilities
  Long-term debt, less current portion                                     76,395    67,023
  Deferred income taxes                                                    36,320    33,323
  Other long-term liabilities, including
    postretirement benefits                                                 3,010     2,955
                                                                        ---------  --------
Total Long-term Liabilities                                               115,725   103,301
                                                                        ---------  --------
Total Liabilities                                                         142,067   133,782
                                                                        ---------  --------
Stockholders' Equity
  Preferred stock, authorized 2,000,000
      shares of $5.00 par value each; none issued
  Common stock, authorized 20,000,000
      shares of $1.00 par value each; issued
      6,000,000 shares, outstanding 5,452,074 shares
      as of September 30, 1997 and 5,527,074 shares
      as of December 31, 1996                                               6,000     6,000
  Additional paid-in capital                                               14,703    14,703
  Unrealized gain on investments available-for-sale                           800       110
  Retained earnings                                                       147,173   137,047
                                                                        ---------  --------
                                                                          168,676   157,860
Less:  Shares of common stock in treasury, at cost
       (547,926 shares as of September 30, 1997 and
       472,926 shares as of December 31, 1996)                             13,085    10,439
                                                                        ---------  --------
Stockholders' Equity - Net                                                155,591   147,421
                                                                        ---------  --------
Total                                                                    $297,658  $281,203
                                                                        =========  ========


See notes to consolidated financial statements.

                       Puerto Rican Cement Company, Inc.
                        Consolidated Statement of Income
                                  (Unaudited)


                                                           Three Months Ended           Nine Months Ended
                                                              September 30                 September 30
                                                           1997          1996           1997          1996
                                                           ----          ----           ----          ----
                                                                (In thousands, except per share data)

Net sales                                                $39,131        $33,648       $119,723       $112,015
Revenue from real estate operations                           25             23             74             70
                                                       ---------      ---------     ----------      ---------

                                                          39,156         33,671        119,797        112,085
Cost of sales                                             27,225         24,616         83,442         80,753
                                                       ---------      ---------     ----------      ---------

Gross margin                                              11,931          9,055         36,355         31,332
Selling, general and administrative expenses               5,463          4,451         15,490         13,905
                                                       ---------      ---------     ----------      ---------

Income from operations                                     6,468          4,604         20,865         17,427
                                                       ---------      ---------     ----------      ---------

Other charges (credits):
  Interest and financial charges                           1,535          1,108          4,242          3,359
  Interest income                                           (968)          (640)        (2,628)        (1,900)
  Other (income) expense                                     (42)          (129)            72           (470)
                                                       ---------      ---------      ---------      ---------

      Total other charges (credits)                          525            339          1,686            989
                                                       ---------      ---------      ---------      ---------

Income before income tax                                   5,943          4,265         19,179         16,438
Provision for income tax                                   1,771          1,370          5,917          5,345
                                                       ---------      ---------      ---------      ---------

      Net income                                         $ 4,172        $ 2,895       $ 13,262       $ 11,093
                                                       =========      =========      =========      =========


Income per share:
  Net income                                             $  0.76        $  0.52       $   2.40       $   2.01
                                                       =========      =========      =========      =========
Average Common Shares Outstanding                      5,518,741      5,527,074      5,518,741      5,527,074
                                                       =========      =========      =========      =========



See notes to consolidated financial statements.

                       Puerto Rican Cement Company, Inc.
                      Consolidated Statement of Cash Flows
              For the Nine Months ended - Unaudited; In thousands

                                                          September  September
                                                          30, 1997   30, 1996
                                                          ---------  ---------
  Cash flows from operating activities:
    Net income                                              $13,262    $11,093
                                                          ---------  ---------
    Adjustments to reconcile net income to
    cash flows from operating activities:
      Depreciation, depletion and amortization                9,108      8,233
      Accretion of discounts on investments                  (1,891)    (1,106)
      Provision for deferred income taxes                     2,997      1,878
      Postretirement benefits cost                               56         72
      Gain on sale of investments available-or-sale             (42)         -
      Gain on sale of fixed assets                              (39)      (137)
      Changes in assets and liabilities:
           Increase in notes and accounts receivable         (2,373)    (2,964)
           (Increase) decrease in inventories                  (186)       158
           Increase in prepaid expenses                      (1,033)    (1,241)
           Increase in other long-term assets                  (315)    (1,276)
           Decrease in accounts payable                        (348)    (4,134)
           Increase in accrued liabilities                    2,943        546
           Increase in income taxes payable                     122        444
                                                          ---------  ---------
      Total adjustments                                       8,990        473
                                                          ---------  ---------
      Cash provided by operations                            22,252     11,566
                                                          ---------  ---------
  Cash flows from investing activities:
    Capital expenditures                                    (20,281)    (8,567)
    Redemption of long-term investments                       2,897      2,222
    Purchase of short-term investments                       (2,242)    (3,619)
    Proceeds from sale of investments available-for-sale        676          -
    Purchase of investments available-for-sale               (1,225)       (37)
    Proceeds from sale of fixed assets                          155        181
                                                          ---------  ---------
      Cash used in investing activities                     (20,019)    (9,820)
                                                          ---------  ---------
  Cash flows from financing activities:
    Purchase of treasury stock                               (2,645)        -
    Increase in notes payable                                   800         -
    Repayment of long-term debt                             (68,271)   (17,356)
    Dividends paid                                           (3,150)    (2,800)
    Proceeds from loans                                      70,000     11,400
    Increase in short-term borrowings                             -      1,550
                                                          ---------  ---------
      Cash used in financing activities                      (3,266)    (7,206)
                                                          ---------  ---------
    Decrease in cash and cash equivalents                   ($1,033)   ($5,460)
                                                          =========  =========
    Cash and cash equivalents - beginning of year           $14,809    $11,600
    Cash and cash equivalents - end of period                13,776      6,140
                                                          ---------  ---------
    Decrease in cash and cash equivalents                   ($1,033)   $(5,460)
                                                          =========  =========


See notes to consolidated financial statements.

                      PUERTO RICAN CEMENT COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In the opinion of the Registrant, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position at September 30, 1997 and December 31, 1996, and the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and cash flows for the nine-month periods ended September 30, 1997 and 1996. The results of operations are not necessarily indicative of the results to be expected for the full year.

     Cash and cash equivalents added to all investments, including short-term, available-for-sale, and long-term investments, were $69.8 million as of September 30, 1997 compared with $68.3 million at December 31, 1996. The increase of $1.5 million resulted principally from the purchase of short-term and available-for-sale investments with cash provided by the operation. Investments consist primarily of short-term obligations and obligations of the U.S. Government or its agencies with maturities ranging from one to seven years.

     Notes and accounts receivable were $29.8 million as of September 30, 1997 compared with $27.4 million as of December 31, 1996, an increase of $2.4
million.   The increase resulted from a higher balance of accounts
receivable-trade attributable to stronger consolidated sales amounting to $39.1 million during the third quarter of 1997 as compared to $37.2 million consolidated sales during the last quarter of 1996. Receivable turnover was maintained at normal levels during the third quarter of 1997.

     Consolidated inventories increased by $0.2 million to $33.6 million as of September 30, 1997 compared with $33.4 million as of December 31, 1996. The increase resulted from additional maintenance and operating supplies inventory, offset by slight decreases in the raw material, work in process, and finished goods inventories.

     Property, plant and equipment increased by $11.1 million to $154.1 million as of September 30, 1997 compared with $143.0 million as of December 31, 1996. This increase resulted from capital expenditures of $20.3 million net of depreciation and amortization of $9.1 million.

     Total current liabilities decreased $4.2 million from $30.5 million as of
December 31, 1996 to $26.3 million as of September 30, 1997.   The decrease was
principally attributable to the repayment of $7.0 million of a revolving credit facility, classified as current liability at December 31, 1996.

     At its September 24, 1997 meeting, the Board of Directors of the Registrant declared a 19 cents per share dividend on its common stock, payable on November 11, 1997 to stockholders of record on October 3, 1997. As of September 30, 1997, the Registrant had 5,452,074 shares of common stock issued and outstanding.

     As of September 30, 1997, $52.8 million or 17.8% of the Company's total consolidated assets were attributable to its ready-mixed concrete subsidiary, Ready Mix Concrete, Inc. ("RMC").

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     Working capital at September 30, 1997, increased to $66.5 million compared
with $56.3 million at December 31, 1996.   The current ratio increased to 3.53
to 1 as of September 30, 1997, from 2.85 to 1 as of December 31, 1996. The improvement in both items resulted mainly from the decrease in current liabilities caused by the repayment of $7.0 million of the current portion of long-term debt.

     Capital expenditures incurred during the nine-month period ended September 30, 1997, totaled $20.3 million. Depreciation expense for the same period totaled $9.1 million.

     As of September 30, 1997, the approximate aggregate maturities of long-term debt for the remainder of 1997 and thereafter are as follows (in thousands):

                          1997                  $7,809
                          1998                   1,095
                          1999                     950
                          2000                     950
                          2001 and thereafter   74,150
                                               -------
                          Total                $84,954
                                               =======

     During July 1997, the Company paid-off a $9.6 million revolving credit facility due in 1999 with cash flows generated from its operations.

     On July 10, 1997, the Company issued $20 million in Series B Senior Secured Notes ("Series B Notes") as part of a total $70 million refinancing transaction initiated in December 1996. The Company previously issued $50 million in Series A Senior Secured Notes in January 1997 bearing interest at a rate of 7.29% (together with the Series B Notes, the "Notes"). Proceeds from the Series B Notes, bearing interest at a rate of 7.34% and due on 2017, were used mostly to finance the acquisition of new equipment and for the improvement and modernization of the cement plant. To secure the Notes, the Company pledged a zero-coupon bond which will accrete in value to $70 million shortly after the Notes' due date and which may be used to repay them. Thus, the repayment in 2017 of the aggregate $70 million in Notes is not expected to have an impact on the Company's operating cash flows.

     During August 1997, RMC issued five notes payable for a total amount of $800,000 as part of a transaction to acquire a tract of land. Four of these notes are for $150,000 and one note is due on July 30 of each year through the year 2001. The $150,000 note due on July 30, 1998 does not bear interest. The remaining three $150,000 notes bear interest at a 7% annual rate payable in full upon the due date of each particular note. The fifth note is for $200,000 and is due in irregular quarterly installments commencing on October 1, 1997 until the full amount is repaid.

     Loan agreements with term lenders impose certain restrictions on the Company concerning working capital, indebtedness, dividends, investments and
certain advances, among other restrictions.   At September 30, 1997, the
Company was in compliance with the provisions of the loan agreements.

     The Company has available credit facilities in the aggregate amount of $20,600,000 with commercial banks for short-term financing and discount of trade paper from customers. No amount was outstanding under these facilities
at September 30, 1997.   The maximum aggregate short-term borrowing outstanding
at any month-end during the nine-month period ended September 30, 1997 was
$3,940,000 bearing interest at a 6.44% rate.   These short-term facilities are
renewable annually at the discretion of the banks, which at this time do not require any commitment fees for these credit facilities.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

     The Registrant realized third-quarter net income of $4,172,000, or $0.76 per share, compared with $2,895,000, or $0.52 per share, for the same period last year, representing an increase of 46.2%, or $0.24, per share.

     Consolidated net sales for the third quarter of 1997 increased by 16.3% to
$39.2 million compared with $33.7 million in the same quarter of 1996.   Total
cement sales increased 15.5% to 279,000 tons in the third quarter of 1997 from
242,000 tons for the same quarter of 1996.   Lime sales for the third quarter of
1997 decreased 14.9% from the same period of 1996 due to lower lime export sales
during this quarter.   The Registrant's paper and bag division sales remained at
the same level as in 1996. Sales in RMC represented the most significant change in consolidated net sales resulting from an increase in dollar sales in the third quarter of 1997 over the same quarter of 1996. The increase in sales as compared to the third quarter of 1996 was mainly due to a truckers' strike which affected RMC's operations for most of this period of 1996, while normal operations were conducted during the same period in 1997.

     Gross margins reported at 30.5% during the third quarter of 1997 compared favorably with gross margins of 26.9% during the same quarter of 1996. Profit margins were favorably affected by additional cement sales volume and improved cement production efficiencies, coupled with economies achieved by the merger of the Company's ready-mix subsidiaries completed early this year.

     Selling, general and administrative expenses increased to $5.5 million in the third quarter of 1997 from $4.5 million over the comparable quarter of 1996. This increase was principally attributable to normal inflationary growth and higher professional fees for legal, advertising and security services associated mainly with the development of the Company's new real estate projects and related legal proceedings for permits. These expenses are mostly nonrecurrent. The Company's new projects are not yet contributing to consolidated operations.

     Interest and financial charges increased $400,000 to $1.5 million in the third quarter of 1997 compared with $1.1 million for the same quarter of 1996. This increase reflects the effect of slightly higher interest rates on the Notes issued in January and July 1997, respectively, as compared to the shorter term indebtedness refinanced with the proceeds from the issuance of the Series A Notes.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

     Consolidated net income for the nine-month period ended September 30, 1997 amounted to $13,262,000, or $2.40 per share, compared with $11,093,000, or $2.01 per share, for the comparable 1996 period. This represented an increase of 19.4%, or $0.39, per share.

     Consolidated net sales for the nine-month period ended September 30, 1997 increased by approximately $7.7 million, or 6.9%, to $119.8 million compared with $112.1 million in the same period of 1996. Cement sales improved by 50,000 tons, or 6.4%, to 837,000 tons in the nine-month period ended September 30, 1997 from 787,000 tons for the same period of 1996. Lime sales for the nine-month period ended September 30, 1997 decreased 34% due to lower lime export sales during the period. Sales in the Company's paper and bag division for the nine-month period remained constant with the comparable 1996 period. RMC sales increased significantly principally as a result of improved sales during the third quarter of 1997 as mentioned above.

     Gross margins during the nine-month period amounted to 30.4% in 1997 as compared to 28.0% during the same period of 1996. Increase in the gross margins resulted from improved sales of cement and ready-mixed concrete, combined with reductions in the cost of sales of cement and paper bags due to improved operational efficiencies and inventory management, partially offset by an increase in the cost of sale of ready-mixed concrete mostly due to the higher cost of raw materials and freight-in expenses.

     Consolidated selling, general, and administrative expenses increased by $1.6 million to $15.5 million during the nine-month period ended September 30,
1997 when compared to $13.9 million for the same period of 1996.   This
increase resulted from an increase in contracted professional services, non-recurring severance payments pursuant to the merger of the Company's two ready-mixed concrete subsidiaries, and normal inflationary increase in salaries and related expenses.

     Interest and financial charges increased by $900,000 to $4.2 million during the nine-month period ended September 30, 1997 when compared to $3.3 for the same period of 1996. This increase resulted mainly from slightly higher interest rates on the Notes issued during 1997, and $10.6 million in debt outstanding on a $17.6 million revolving credit facility obtained in December, 1996 to purchase a zero-coupon bond. This revolving credit facility was paid-off in July 1997.

     Interest income increased by $700,000 to $2.6 million during the nine-month period ended September 30, 1997 when compared to $1.9 million for the same period of 1996. This increase resulted mainly from the accretion in value of the $70 million zero-coupon bond purchased for $17.6 million in
December 1996.   Other (income) expense changed by $550,000 during the
nine-month period of 1997 when compared to the same period of 1996 mainly due to other non-recurring expenses incurred in 1997 related to the merger of the Company's ready-mixed concrete subsidiaries.

LEGAL PROCEEDING INVOLVING SAN JUAN CEMENT COMPANY, INC.

     As reported in the Company's 1996 annual report, the Company and RMC are the defendants in a claim filed by San Juan Cement Company, Inc. before the United States District Court of Puerto Rico. On April 15, 1997, the parties filed a joint motion requesting a 90-day stay of the proceedings which expired on August 11, 1997. The joint motion provided for an additional 60-day extension which expired on October 10, 1997. On that date both parties filed for a second 60-day extension of the stay which is now in effect.

REAL ESTATE AND AGGREGATES BUSINESS

     The Company has stopped all work on the development of its real estate project at Vega Alta and at its limestone quarry at Guanica because of orders issued by agencies of the Government of Puerto Rico, as more fully described below.

     On July 8, 1997, the Puerto Rico Planning Board (the "Planning Board") issued a cease and desist order against the Vega Alta project, asserting that the Company did not have the permits needed to extract and process sand and gravel from the site. The Company had previously received permits to build a housing project there, including a "temporary aggregate permit" which the Company believes was properly obtained and is sufficient to conduct the planned
operations.   The Planning Board held public hearings regarding this dispute on
August 25, September 23 and September 24, 1997. The Planning Board's hearings have been concluded but it has not yet issued a decision on these proceedings.

     On July 11, 1997, the Puerto Rico Permits and Regulations Administration (the "Administration") revoked a permit granted to the Company to operate a limestone quarry at its Guanica site. A permit had been granted by the Administration's Ponce office. The Company has appealed this decision to the Administration Appellate Board and is awaiting a decision.

     Management believes that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

OTHER LEGAL PROCEEDINGS

     On June 27, 1997, the Company filed a lawsuit against the Puerto Rico Department of Consumer Affairs (the "Department") in response to the Department's investigation of the Company's labeling of bags of cement during 1995 and 1996. The Department concluded that cement manufactured at the Company's Ponce plant with imported clinker was foreign cement and shoud have been labeled accordingly. On August 12, 1997, the Superior Court rejected the Company's assertion that the Department did not have authority to conduct an investigation with respect to this matter.

     On October 15, 1997, the Department issued a Notification of Intention to Impose Fines and Other Sanctions and the Opportunity for an Administrative Hearing (the "Notice"). In the Notice, the Department alleged that the Company has violated its regulations regarding the use of imported clinker and the labeling of bags of cement. It further stated that it may impose fines in excess of $2 million and other sanctions. The Company currently intends to demand a hearing to contest these findings and would have the ability to appeal any ultimate finding to the courts of Puerto Rico.

     The Company believes the positions taken by the Government of Puerto Rico with regards to the Company have arisen as a by-product of the dispute between the Administration of the Governor of Puerto Rico and El Nuevo Dia, a local newspaper controlled by the family of Antonio Luis Ferre, Chairman of the Board of Directors of the Company.


Part II.  OTHER INFORMATION.

     In September 1997, the Registrant repurchased 75,000 shares of its outstanding common stock for $2,645,000. This transaction was previously approved by the Company's Board of Directors.

Item 2.  NONE

Item 5.  NONE

Item 6.  Exhibits and Reports on Form 8-K


     EXHIBITS

27.  Financial Data Schedule (for SEC use only)

REPORTS ON FORM 8-K

     NONE

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PUERTO RICAN CEMENT COMPANY, INC.
---------------------------------


Date:  10/22/97                       By:        /s/ Angel Amaral
       --------                          -------------------------------------
                                                     Angel Amaral
                                            Vice President and Controller


Date:  10/22/97                       By:          /s/ Jose O. Torres
       --------                           -------------------------------------
                                                      Jose O. Torres
                                        Vice President of Finance and Treasurer