Form 10-K
period 1997-12-31
PUERTO RICAN CEMENT CO INC
filed 1998-03-31
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER L-4753

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

                           [Cover page 1 of 2 pages]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant is $$273,285,209. This market value was computed by reference to the closing price of the stock on The New York Stock Exchange on March 19, l998.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the period covered by this report:

      COMMON STOCK,  $1.00 PAR VALUE               5,452,074 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

         l. Portions of the Company's Annual Report to Security Holders for the fiscal year ended December 3l, 1997, are incorporated by reference into Parts I and II.

         2. Portions of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III.



                           [Cover page 2 of 2 pages]

                  CROSS REFERENCE SHEET AND TABLE OF CONTENTS

                                                                                            Page
     ITEM                                                                                  Number    Reference
     ----                                                                                  ------    ---------
                                              PART I
       1.     Business..................................................................        6          (1)
                  General Development of Business.......................................        6
                  Financial Information About Industry Segments.........................        6          (2)
                  Narrative Description of Business.....................................        7
                  Financial Information about Foreign and Domestic
                    Operations and Export Sales.........................................       13
                  Executive Officers of the Company ....................................       13

       2.     Properties................................................................       14          (3)

       3.     Legal Proceedings.........................................................       15          (4)

       4.     Submission of Matters to a Vote of Security Holders.......................       15


                                              PART II

       5.     Market for the Company's Common Equity
                and Related Stockholder Matters.........................................       16          (5)

       6.     Selected Financial Data...................................................       16          (6)

       7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................................       16          (7)

       8.     Financial Statements and Supplementary Data...............................       16          (8)

       9.     Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure.....................................       16

                                            PART III

      l0.     Directors of the Company and Executive Officers...........................       16          (9)

      11.     Executive Compensation....................................................       16         (10)

      l2.     Security Ownership of Certain Beneficial Owners
                and Management..........................................................       16         (11)

      13.     Certain Relationships and Related Transactions............................       17         (12)

                                            PART IV

      l4.     Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K..............................................................       17



----------

      (l) Information incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 3l, l997 ("Annual Report") and the Board of Directors' Proxy Statement for use in connection with the Company's Annual Meeting of Stockholders to be held on May 6, l998 ("Proxy Statement").

      (2) Annual Report, page 27, section entitled "Notes to Consolidated Financial Statements, Note 13 / Financial Data by Industries."

      (3) Annual Report, page 22, section entitled "Notes to Consolidated Financial Statements, Note 5 / Property, Plant and Equipment" and page 27, section entitled "Notes to Consolidated Financial Statements, Note 14 / Lease Commitments."

      (4) Annual Report, pages 28 to 29, section entitled "Notes to Consolidated Financial Statements, Note 16 / Contingent Liabilities and Other Commitments."

      (5) Annual Report, page 33, section entitled "Common Share Prices and Dividends Per Share," page 31, section entitled "Five-Year Statistical Comparison" and pages 23 to 24, section entitled "Notes to Consolidated Financial Statements, Note 10 / Long-term Debt."

      (6)     Annual Report, page 15, section entitled "Selected Financial
              Data."

      (7) Annual Report, pages 13 to 15, section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      (8) Annual Report, pages 16 to 31, sections entitled "Report of Independent Accountants," "Consolidated Statement of Income and Retained Earnings," "Consolidated Balance Sheet," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements," "Consolidated Fourth Quarter Results," "Financial Results by Quarter," and "Five-Year Statistical Comparison."

      (9) Proxy Statement, pages 2 to 8, section entitled "Information about Nominees, Directors and Principal Stockholders."

     (l0) Proxy Statement, pages 11 to 19, sections entitled "Executive Compensation" through and including section entitled "Certain Transactions with Management and Others.

     (11) Proxy Statement, pages 2 to 10, sections entitled "Information about Nominees, Directors and Principal Stockholders" and "Security Ownership of Certain Beneficial Owners."

     (12) Proxy Statement, page 19, sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management and Others."

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

Merger of Subsidiaries

Effective January 1, 1997, PRC merged its two ready-mixed concrete subsidiaries, Concreto Mixto, Inc. ("CMI") and Ready Mix Concrete, Inc. ("RMC"), with RMC resulting as the surviving corporation. The merger allowed the Company to achieve economic efficiencies through the elimination of duplicate administrative functions, the consolidation of management functions and the reduction of related costs. The Company's manufacturing and operating facilities were not materially affected by this merger.


               (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS


The Company operates within three industry segments: (i) cement and related products; (ii) paper and packaging; and (iii) realty operations. The cement and related products segment includes the manufacture and sale of cement, ready-mixed concrete and lime. The paper and packaging segment includes the manufacture and sale of multi-wall paper and polypropylene bags. The realty operations include the development, sale and rental of real property owned by the Company.

Information on the industry segments in which the Company has been engaged for the last three fiscal years, including the amounts of revenue, operating profit and identifiable assets attributable to each of the Company's industry segments, is included as part of PRC's Annual Report, page 27, section entitled "Notes to Consolidated Financial Statements, Note 13 / Financial Data by Industries," which includes the financial statements and schedules furnished pursuant to Item 14 and is incorporated herein by reference.

                     (c) NARRATIVE DESCRIPTION OF BUSINESS


CEMENT AND RELATED PRODUCTS SEGMENT

CEMENT OPERATIONS

Principal product. PRC produces Portland grey cement, Type I, manufactured under specifications of the American Society for Testing Materials. Portland grey cement is used primarily in the construction of residential, commercial and public buildings, and highways.

PRC's cement plant is located in Ponce, on the southern coast of Puerto Rico. The cement manufacturing process generally involves the extracting, crushing, grinding and blending of limestone, clay and other raw materials. These raw materials are proportioned automatically according to chemical analysis and blended to obtain a stable quality. The Company manufactures cement using the dry process technology, which is more fuel efficient than other technologies. Raw materials, pursuant to the dry-process technology, are first processed through a preheating tower, where heat is supplied from hot gases originated in a rotary kiln, to effect partial calcination of the materials before they enter into the rotary kiln. Once in the rotary kiln, the material is exposed to extremely high temperatures which create a chemical reaction that converts it into clinker. The clinker drops from the kiln and is cooled with air. At the same time, this air serves to recapture the kiln's heat for use in the preheating process. Finally, gypsum is added to the clinker and both materials are ground to form finished cement.

The Company sells and distributes cement (both in bulk and bagged) and related products in Puerto Rico. Sales are made on a direct basis to customers which consist of independent local distributors, including ready-mixed concrete producers, building material dealers, concrete products manufacturers, government agencies, and general and highway contractors.

During the fiscal year ended December 3l, l997, the Company sold 1,097,453 tons of Portland grey cement to customers in Puerto Rico. Approximately 27.2% of the cement sold by PRC in 1997 was sold to its ready-mixed concrete subsidiary, RMC.

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

PRC purchases raw gypsum in the open market from sources outside Puerto Rico. Coal for firing the kilns is purchased from Carbones de Colombia, S.A., a Colombian supplier, under a long-term supply contract. Electricity is purchased from the Puerto Rico Electric Power Authority, and water is obtained from wells located on the Company's properties.

Competition. PRC is the principal producer of cement in Puerto Rico. During l997, the other cement manufacturing company in Puerto Rico, San Juan Cement Company, Inc., accounted for approximately 40% of the total bags of cement sold in Puerto Rico. The amount of cement imported to the Puerto Rico market during 1997 was not significant.

Competition for the market is based on the price and quality of the products.

Seasonal Effect on Sales. Demand for cement and related products is largely dependent on the requirements of the construction industry, which in Puerto Rico and the Caribbean are not necessarily seasonal because of year-round favorable climatic conditions. However, the requirements of the construction industry depend to some extent on Puerto Rico's general economic conditions.

READY-MIXED CONCRETE OPERATIONS

Principal product. Ready-mixed concrete is produced in batching plants by mixing controlled portions of cement, aggregates, water and chemical additives. The product is delivered to construction sites by concrete-mixer trucks owned by RMC, the Company's ready-mixed concrete subsidiary. The Company sells this product primarily to contractors on public construction projects as well as to residential and industrial builders. Net sales totaled $81,500,000 in 1997.

The Company's annual ready-mixed concrete production capacity is over 1.5 million cubic yards, which is distributed in 18 batching plants, with delivery accomplished by a fleet of 224 concrete-mixer trucks. Only three batching plants are located on land owned by the Company while the remaining plants are located on parcels of land leased to the Company pursuant to operating leases with terms ranging from one to ten years.

Raw materials. RMC purchases most of its cement from PRC. Aggregates, mainly sand and gravel, and chemical additives used to produce concrete are purchased from various suppliers.

Competition. The Company believes that it is the largest producer of ready-mixed concrete in Puerto Rico. The Company competes with various large ready-mixed companies and several small ready-mixed operators. Competition is considered to be strong and is based primarily on price, although product quality, consistency and customer service are also taken into consideration.

Seasonal Effect on Sales. Demand for cement products, including ready-mixed concrete, is largely dependent on the requirements of the construction industry, which in Puerto Rico and the Caribbean are not necessarily seasonal because of year-round favorable climatic conditions. However, the requirements of the construction industry depend to some extent on Puerto Rico's general economic conditions.

LIME OPERATIONS

Principal product. The Company manufactures and sells hydrated lime, types Q and S (both in bulk and bagged), and pebble lime (bulk only).

During the fiscal year ended December 3l, l997, approximately 24% of the lime produced by the Company was sold to the local construction and agricultural industries. The remaining 76% was sold to other industries for chemical use, both locally and in export markets. Approximately 21% (15% in 1996) of total sales of lime were made to the local Government or its agencies, mainly for use in connection with chemical water purification. Export sales for the year ended December 31, 1997 represented 50% of total lime sales. A significant portion of the exported lime is used in the alumina refining industry, and thus the demand may vary depending upon the market conditions of that industry.

Raw Materials. Limestone with a high level of calcium carbonate is the only raw material used in the production of lime. The Company currently purchases limestone from various sources close to the plant.

Competition. The Company is the only producer of lime in Puerto Rico. No material amount of lime was imported to the Puerto Rico market during 1997.

Seasonal Effect on Sales. Due to the year-round favorable weather conditions of Puerto Rico and the Caribbean area, sales of limestone are not necessarily seasonal.

AGGREGATES OPERATIONS

Principal product. The Company expects to commence an operation to extract limestone from the earth's crust in the municipality of Guanica, Puerto Rico assuming that the legal proceedings with respect to permits for this project are concluded favorably (refer to Part I, Item 3, "Legal Proceedings"). This operation is located on property leased from the Government of Puerto Rico. The limestone material extracted from this property will be sold principally to the Company's lime subsidiary, Florida Lime Corporation.

The Company also expects to begin the development of a 300-unit, low-cost housing project on its Vega Alta property assuming that the legal proceedings with respect to permits for this site are concluded favorably (refer to Part I, Item 3, "Legal Proceedings"). As part of this project, the portion of the land to be developed has to be leveled and prepared resulting in the production of aggregates (principally sand and crushed limestone). These aggregates will be used principally to supply the Company's ready-mixed concrete operations.

Raw materials. Guanica - The Company signed a 5-year lease contract, renewable for two additional 5-year periods. The lease provides for a maximum extraction of 500,000 cubic meters of raw material per year. The fees for extraction are $1.00 per cubic meter for the first two years, $1.05 for the next three years and $1.10 for the second 5-year period. The contract also provides for an annual fee of $15,000 for the first 5-year period and $20,000 for the second 5-year period. The annual fees as well as the extraction fees for the third 5-year period will be negotiated in the future.

The Guanica facility will provide the Company with high-quality limestone material needed in the production of lime.

Vega Alta - PRC owns, in fee, a property located in Vega Alta.

Competition. The Guanica site is expected to be the principal supplier of limestone to the Company's lime subsidiary.

The housing project at Vega Alta will compete with other real estate projects on the island. Due to a vast need for low-cost housing in the area of Vega Alta, the Company has received numerous requests from potential buyers and has created a waiting list for this purpose.

Seasonal Effect on Sales. Due to the year-round favorable weather conditions of Puerto Rico and the Caribbean area, housing development and aggregate production are not necessarily seasonal.

PAPER AND PACKAGING SEGMENT

Principal Product. Multi-wall paper bags are produced by the Company's St. Regis Paper and Bag Division. Polypropylene bags are produced by the Company's wholly-owned subsidiary, Poly Bags and Packaging, Inc., which commenced production during 1997. Both types of bags are marketed almost exclusively in Puerto Rico.

During 1997, paper bag sales were made to the following customers: 41% to PRC and its subsidiaries; 32% to the grain and animal feed industry; 16% to sugar producers; and 11% for other miscellaneous uses. Polypropylene bag sales during the year were made to the following customers: 73% to Florida Lime Corporation; 24% to the grain and animal feed industry; and 3% for other miscellaneous uses.

Raw Materials. The Company purchases the paper, polypropylene and other related raw materials from various sources outside of Puerto Rico.

Competition. The Company is the principal producer of multi-wall paper bags and the only producer of polypropylene bags in Puerto Rico. The Company competes based on the price and quality of its products principally against imported products.

REALTY OPERATIONS SEGMENT

The Company, through one of its wholly-owned subsidiaries, owns and holds for future development and sale approximately 532 acres of land throughout Puerto Rico. The Company expects to develop a 300-unit housing project on 80 of these acres located in Vega Alta.

Total Revenue

Set forth below are (i) the total revenue (in thousands of dollars), net of intercompany sales, for each of the last three fiscal years contributed by any class of similar products that accounted for l0% or more of the Company's consolidated net sales in such fiscal years and (ii) the Company's consolidated net sales (in thousands of dollars) for each of the last three fiscal years:

                                          Ready-mixed        Portland       Consolidated
                                            concrete        grey cement       net sales
                                          -----------       -----------     ------------
                  1997                        $81,501           $64,790         $156,675
                  1996                        $75,606           $62,409         $149,277
                  1995                          5,317            84,969          100,232

New Products

PRC has not made any public announcements regarding, nor has it otherwise made public information about, any product or industry segment that is material to the Company's business.

Patents and Trademarks

St. Regis Paper and Bag Division had the right to use, until December 3l, l997, certain trademarks, trade names and patents owned by Stone Container Corporation (which trademarks, trade names and patents were once owned by St. Regis Paper Company of New York, then acquired by Champion International during l985, and after that sold to Stone Container Corporation). The Company annually negotiates the renewal of this agreement for the continuing use of such trademarks, trade names and patents. PRC believes that failure to renew such agreement would have no material impact on this business segment.

Credit and Working Capital Practices

As of December 31, 1997, the Company had invested approximately 11% of its total assets in inventory, which consists mainly of operating supplies and repair parts for its equipment. Taking into account the geographical locations of the Company's manufacturing facilities as compared to the geographical locations of its major suppliers, such investment in inventory is considered normal by industry standards. No significant amounts of finished goods are required to be maintained in inventory to meet rapid delivery requirements of customers. PRC sells its products to customers under normal commercial open account payment terms.

Customers

During fiscal year l997, 14% of the Company's total dollar sales in the cement and related products segment were made to five (5) unrelated customers. None of these customers accounted for 10% or more of the Company's consolidated sales.


Backlog

In the opinion of the Company, backlog is not a relevant consideration in the types of business in which it is engaged.


Government Contracts

No material portion of the business of PRC is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

Research and Development

During the last three fiscal years, other than for the conversion of two slurry mills to cement grinding mills completed in the third quarter of 1995, PRC has not spent any material amount of money on research and development activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques for itself or for any of its customers.

Environmental Compliance

During l978, PRC completed the installation of air pollution control equipment in its cement and lime plants located in Ponce at an aggregate approximate cost of $l7,000,000. Such equipment was installed in order to comply with regulations established by the Puerto Rico Environmental Quality Board ("EQB") and the terms of a consent order signed in August l974 (as amended in July l976 and February l978) with the United States Environmental Protection Agency ("EPA").

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

Regulations issued by the EPA limit PRC's annual clinker production capacity. In 1997, such regulations limited the Company's capacity to 971,000 tons. The Company complied with these limitations and such limitations did not have a material effect on the capital expenditures, earnings or competitive position of PRC. During 1997, the EPA authorized an increase in the Company's annual clinker production capacity limit to 1,238,100 tons. The Company has solicited approval from the local EQB and expects to receive a final approval for the raise in the clinker production capacity during 1998.


Employees

As of December 3l, l997, the Company and its subsidiaries had 1,015 employees.


    (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

During 1997, none of PRC's industry segments depended to any material extent on foreign operations. A significant portion of Florida Lime Corporation's sales volume depended on export sales.


                     (e) EXECUTIVE OFFICERS OF THE COMPANY

 1. Miguel Nazario, age 50, President and Chief Executive Officer of the Company since January 1, 1995; Vice President from August 8, l994 to December 31, 1994; prior to joining PRC, Mr. Nazario held various administrative positions over a ten-year period, most recently as a member of the Corporate Manufacturing Staff of Digital Equipment Corporation.

2. Jose O. Torres, age 52, Assistant Secretary, Treasurer and Vice President of Finance since January 1, 1988; Acting Vice President of Sales from August 1996 to August 1997; Vice President and Treasurer from October l983 to December 31, 1987; Vice President of Sales from l982 to October l983; Treasurer from l976 to l982.

3. Angel M. Amaral, age 64, Vice President and Controller since June l982; Controller from l976 to June l982.

4. Rene Di Cristina, age 47, President of RMC since September 1997; Vice President of RMC from January to September 1997; General Manager of CMI from August 1996 to December 1996; Vice President of Sales of PRC from October 1983 to August 1996.

5. Benito del Cueto, age 63, Vice President of Realty Operations of the Company since January 1996; Vice President of Desarrollos Multiples Insulares, Inc., a wholly-owned subsidiary of PRC from 1973 to December 1995.

6. Antonio L. Ferre Rangel, age 31, Executive Vice President since February 1998; Vice President of Operations and Strategic Planning since January 1996 to February 1998; Vice President of Strategic Planning from January 1995 to December 1996. Mr. Ferre joined the Company in 1992.

7. Eufemio Toucet, age 55, Vice President and General Manager of St. Regis Paper and Bag Division since January 1996; Consultant to the Company from May 1995 to December 1995; prior to joining the Company, Mr. Toucet was President and owner of Reliable Packaging, Inc. and prior to that worked with Digital Equipment Corporation as Business Operations Manager.

8. Juan R. Taraza, age 59, Vice President of Sales and Marketing since August 1997. Mr. Taraza joined the Company in June 1961.

All officers are elected to serve for a term of one year and until the election and qualification of their respective successors.

Item 2. PROPERTIES


Used in cement and related products segments

Cement. PRC owns, in fee, a cement plant located in Ponce, Puerto Rico on a 25 acre site. The Ponce cement plant operates under the dry process technology and during the last fiscal year, 1,094,000 tons of cement were produced. During that same period, 917,000 tons of clinker were produced for an approximate 79.4% (78.1% in 1996) of its effective kiln's clinker production capacity.

The Company owns, in fee, properties containing adequate deposits of limestone and other raw materials, used in the production of Portland grey cement, which directly adjoin or are near the plant sites.

PRC leases, under a long-term lease expiring in year 2004, with the municipality of Ponce, a parcel of land on which it installed certain facilities for receiving and handling coal. The coal received through said facility is used as fuel in the Company's cement and hydrated lime manufacturing operations.

Lime. PRC owns, in fee, a lime manufacturing plant that is located within the Ponce cement plant premises. During 1997, the lime plant produced 33,277 tons of lime and was operated at approximately 76% of its capacity. The Company believes the plant to be in good condition and properly maintained.

Ready-mixed concrete. PRC owns, in fee, eighteen batching plants used in the production of ready-mixed concrete. Three of these batching plants are located on sites owned, in fee, by the Company. The remaining plants are located on leased properties with terms ranging from one to ten years. The Company does not expect any problem in the renewal of these contracts. The Company also owns a fleet of 224 concrete-mixer trucks.

During l997, PRC continued the repairs and maintenance program on its plants. The Company believes that its plants are currently in good condition and properly maintained.

Used in paper and packaging segment

The manufacturing plant of the St. Regis Paper and Bag Division is located on a site owned, in fee, by the Company in Ponce, Puerto Rico. The Company believes the plant to be in good condition and properly maintained.

Used in realty operations

PRC and one of its subsidiaries own, in fee, and hold for future development and sale, approximately 532 acres of land throughout Puerto Rico.

Used for office facilities

The Company and its subsidiaries own a one story building which houses its executive offices located at the Amelia Industrial Park, in Guaynabo, Puerto Rico.

RMC's administrative offices are located on leased property in Carolina, Puerto Rico.

Information about leased properties is incorporated by reference from the Annual Report, page 27, section entitled "Notes to Consolidated Financial Statements, Note 14 / Lease Commitments."


Item 3.  LEGAL PROCEEDINGS

There are presently pending against the Company the legal proceedings described in the Annual Report, pages 28 to 29, section entitled "Notes to Consolidated Financial Statements, Note 16 / Contingent Liabilities and Other Commitments," furnished pursuant to Item 14, to which reference is hereby made and which is incorporated by reference herein.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II


Items 5 through 8 of Part II of this report are omitted as permitted by General Instruction G (2) since the information required by such items is contained in the Company's Annual Report which is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.


                                    PART III


Item l0. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) Identification of Directors

Information required herein is contained in a definitive Proxy Statement for use in connection with the Company's Annual Meeting of Stockholders to be held on May 6, l998 filed with the Commission pursuant to Regulation l4A pages 2 to 8, section entitled "Information about Nominees, Directors and Principal Stockholders" and is incorporated herein by reference.

(b) Identification of Executive Officers. (See Item 1. Business Section. Sub-section (e))

Item 11. EXECUTIVE COMPENSATION

Information required by Item 11 is contained in the Proxy Statement, pages 11 to 19, section entitled "Executive Compensation" through and including the section entitled "Certain Transactions with Management and Others," and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item l2 is contained in the Proxy Statement, pages 2 to 10, sections entitled "Information about Nominees, Directors and Principal Stockholders" and "Security Ownership of Certain Beneficial Owners," and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is contained in the Proxy Statement, page 19, sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management and Others" and is incorporated herein by reference.


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report on Form 10-K:

      1. Financial Statements incorporated by reference to the Annual Report, pages 16 to 29; and

      2.       Financial statement schedules and supplementary data required by
               Item 8 of Form 10-K filed herewith.

The financial statement schedules required by Item 14(d) of Form 10-K are excluded since the Company is primarily an operating company. All subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have any minority equity interest and/or indebtedness to any person other than the Company or the consolidated subsidiaries in amounts which together exceed l0% of PRC's total consolidated assets at December 3l, l997.

(b) Reports on Form 8-K:  None.

(c) Exhibits required by Section 601 Regulation S-K:

      3.       Certificate of Incorporation and By-laws

               i. Certificate of Incorporation and amendment thereto filed as an exhibit to Form S-l on March 25, 1963, with (i) composite copy of the Certificate of Incorporation dated May l6, l983 filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1983, (ii) amendment dated May 6, 1987 filed as an exhibit to Form 10-Q for the fiscal quarter ended June 30, 1987 and (iii) amendment dated May 5, 1993 (increasing the number of authorized shares of common stock from 10 million to 20 million) filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1993.*

               ii. By-Laws of the Company, as amended, filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1987, with (i) amendment dated January 1993 filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1993,* and (ii) amendment dated December 22, 1994, filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994.*

         l0.   Material contracts

               10.1 Coal Purchase/Sale Agreement between PRC and Carbones de Colombia, S.A. dated as of December 14, 1982 filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1982.* Copy of addendum No. 5 which changed the quantity of coal purchases to 100,000 tons per year through the year 2000, was filed as an exhibit to Form 10-Q for the fiscal quarter ended March 31, 1992.*

               10.2 (a) Consolidated and restated loan agreement dated as of September 27, 1985 among PRC, PRC's Guarantors and the Government Development Bank for Puerto Rico for approximately $18.3 million encompassing all outstanding debt of the Company to the bank as of that date.*

                           (a) Indenture trust agreement dated September 27,
                               l985 between PRC as grantor and Banco de Ponce as trustee for the benefit of the Government Development Bank for Puerto Rico.*

                           (Both documents listed above in this paragraph l0.2 were filed as exhibits to a Current Report on Form 8-K dated September l985 and are related to the early extinguishment of the debt transaction described therein.)

               10.3 Form of Severance Compensation Agreement executed by PRC during the third quarter of 1989 with a consultant and 18 of the PRC's key officers, filed as an exhibit to Form 10-Q for the fiscal quarter ended September 30, 1989.**

               10.4 Amendment to the Consulting Agreement between PRC and Antonio Luis Ferre dated January 1, 1995 filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994.**

               10.5 Note Purchase Agreement dated January 27, 1997, with respect to $50,000,000 of Series A and $20,000,000 of Series B Senior Secured Notes due January 27, 2017 (used to refinance the outstanding principal balances of various long-term debt) filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996.*

       13.     Annual Report to security holders for the year ended December
               3l, l997.

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

PUERTO RICAN CEMENT COMPANY, INC.
          (REGISTRANT)


Date:  March 25, 1998                      By:       /s/ Miguel Nazario
                                              --------------------------------
                                                        Miguel Nazario
                                                President and Chief Executive
                                                     Officer and Director

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  March 25, 1998                             By:       /s/ Miguel Nazario
                                                      ------------------------------------------
                                                                Miguel Nazario
                                                            President, Chief Executive
                                                              Officer and Director


Date:  March 25, 1998                             By:        /s/ Antonio Luis Ferre
                                                      ------------------------------------------
                                                                 Antonio Luis Ferre
                                                               Director and Chairman
                                                                    of the Board


Date:  March 25, 1998                             By:       /s/ Alberto M. Paracchini
                                                      ------------------------------------------
                                                                Alberto M. Paracchini
                                                              Director and Vice Chairman
                                                                     of the Board


Date:  March 25, 1998                             By:          /s/ Hector del Valle
                                                      ------------------------------------------
                                                                   Hector del Valle
                                                              Director and Vice Chairman
                                                                     of the Board


Date:  March 25, 1998                             By:       /s/ Antonio L. Ferre Rangel
                                                      ------------------------------------------
                                                                Antonio L. Ferre Rangel
                                                                 Director and Executive
                                                                      Vice President


Date:  March 25, 1998                             By:           /s/ Jose O. Torres
                                                      ------------------------------------------
                                                                    Jose O. Torres
                                                              Vice President of Finance,
                                                           Assistant Secretary and Treasurer

Date:  March 25, 1998                             By:        /s/ Angel M. Amaral
                                                      ------------------------------------------
                                                                   Angel M. Amaral
                                                            Vice President and Controller


Date:  March 25, 1998                             By:        /s/ Jose J. Suarez
                                                      ------------------------------------------
                                                                   Jose J. Suarez
                                                                      Director


Date:  March 25, 1998                             By:        /s/ Carlos del Rio
                                                      ------------------------------------------
                                                                   Carlos del Rio
                                                                      Director


Date:  March 25, 1998                             By:        /s/ Esteban D. Bird
                                                      ------------------------------------------
                                                                   Esteban D. Bird
                                                                      Director


Date:  March 25, 1998                             By:        /s/ Emilio J. Venegas
                                                      ------------------------------------------
                                                                  Emilio J. Venegas
                                                                      Director


Date:  March 25, 1998                             By:        /s/ Oscar A. Blasini
                                                      ------------------------------------------
                                                                  Oscar A. Blasini
                                                                      Director


Date:  March 25, 1998                             By:        /s/ Rosario J. Ferre
                                                      ------------------------------------------
                                                                  Rosario J. Ferre
                                                                      Director

Date:  March 25, 1998                             By:        /s/ Federico F. Sanchez
                                                      ------------------------------------------
                                                                 Federico F. Sanchez
                                                                      Director

Date:  March 25, 1998                             By:         /s/ Jorge L. Fuentes
                                                      ------------------------------------------
                                                                  Jorge L. Fuentes
                                                                       Director


Date:  March 25, 1998                             By:       /s/ Luis A. Ferre Rangel
                                                      ------------------------------------------
                                                                Luis A. Ferre Rangel
                                                                      Director


Date:  March 25, 1998                             By:          /s/ Juan A. Albors
                                                      ------------------------------------------
                                                                   Juan A. Albors
                                                                      Director


Date:  March 25, 1998                             By:        /s/ Waldemar Del Valle Armstrong
                                                      ------------------------------------------
                                                                 Waldemar Del Valle Armstrong
                                                                      Director

                       PUERTO RICAN CEMENT COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                                     INDEX



                                                                                                Page
                                                                                                ----
Report of independant accountants .........................................................       25
Schedule VIII - Valuation and Qualifying accounts for the years ended
   December 31, 1995, 1996 and 1997 .......................................................       26
Financial Data Schedule ...................................................................       27

                                   The Chase Manhattan Bank Building
                                   PO Box 363566
                                   San Juan PR 00936-3566
                                   Telephone 787 754 9090


                            [PRICE WATERHOUSE LOGO]

                       REPORT OF INDEPENDENT ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Puerto Rican Cement Company, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 20, 1998 appearing on page 16 of the 1997 Annual Report to Shareholders of Puerto Rican Cement Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse
PRICE WATERHOUSE



San Juan, Puerto Rico

February 20, 1998

CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 10 Expires Dec. 1, 1998
Stamp 1457942 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

                                                                       SCHEDULE
                                                                           VIII
           PUERTO RICAN CEMENT COMPANY, INC. AND SUBSIDIARY COMPANIES
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

---------------------------------------------------------------------------------------------------------------------------
               COLUMN A                   COLUMN B                 COLUMN C                  COLUMN D         COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                          Additions                      Deductions from
                                         Balance at       Charged to       Additions         Reserves        Balance at
                                                                                            Write-off
                                          Beginning        Cost and        Charged to    of Uncollectible      End of
             DESCRIPTION                   of Year         Expenses        Other (1)         Accounts           Year
---------------------------------------------------------------------------------------------------------------------------
            Allowance for
           doubtful accounts


                 1995                       $1,094,003                          $505,013          $59,228       $1,539,788


                 1996                       $1,539,788                          $      0          $ 1,203       $1,538,585


                 1997                       $1,538,585                          $      0          $86,616       $1,451,969



(1) Additions include allowance for doubtful accounts of $505,013 of the ready-mixed concrete subsidiaries acquired in November 21, 1995.