Form 10-Q
period 1998-03-31
PUERTO RICAN CEMENT CO INC
filed 1998-05-15
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1998
                                                 --------------
                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to __________

                         Commission File Number: 1-4753
                                                 ------

                       PUERTO RICAN CEMENT COMPANY, INC.
                       ---------------------------------
             (Exact name of Registrant as specified in its charter)

COMMONWEALTH OF PUERTO RICO                                                                      51-A-66-0189525
---------------------------                                                                      ---------------
(State or other jurisdiction of incorporation or organization)                           (I.R.S. Employer ID No.)

PO Box 364487 - San Juan, P.R.                                                                     00936-4487
------------------------------                                                                     ----------
(Address of principal executive offices)                                                           (Zip Code)

       Registrant's telephone number, including area code: (787) 783-3000

                                 NOT APPLICABLE
                                 --------------

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

            Common stock, $1 Par Value; 5,384,074 Shares Outstanding

                        PUERTO RICAN CEMENT COMPANY, INC.


                                      INDEX

                                                                                        PAGE NO.
                                                                                        --------
Part I -          Financial Information

                  Item 1 - Financial Statements

                  Consolidated Balance Sheet as of March 31, 1998 and
                  December 31, 1997........................................................  1 - 2

                  Consolidated Statement of Income for the three-month periods
                  ended on March 31, 1998 and 1997 ........................................      3

                  Consolidated Statement of Comprehensive Income for the three-month
                  periods ended on March 31, 1998 and 1997.................................      4

                  Consolidated Statement of Cash Flows for the three-month
                  periods ended on March 31, 1998 and 1997.................................      5

                  Consolidated Statement of Change in Stockholders' Equity for the
                  three-month periods ended on March 31, 1998 and 1997.....................      6

                  Notes to Consolidated Financial Statements...............................  7 - 8

                  Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................................  9 - 11

Part II -         Other Information                                                              11

                  Signatures                                                                     12

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                        Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                              March       December
                                                            31, 1998      31, 1997
                                                            --------      --------
                                                                (In thousands)
Assets
Current assets
   Cash and cash equivalents                                $    920      $  2,996
                                                            --------      --------
   Investments available-for-sale                              1,160         5,580
                                                            --------      --------
   Short-term investments                                      5,655         6,967
                                                            --------      --------
   Notes and accounts receivable - net of allowance
      for doubtful accounts of $1,457 in 1998 and
      $1,452 in 1997                                          30,396        28,764
                                                            --------      --------
   Inventories:
       Finished products                                       1,962         1,891
       Work in process                                         4,732         2,973
       Raw materials                                           4,431         3,939
       Maintenance and operating supplies                     23,311        23,580
       Land held for sale, including development costs           503           503
                                                            --------      --------
   Total inventories                                          34,939        32,886
                                                            --------      --------
   Prepaid expenses                                            4,415         4,533
                                                            --------      --------
Total current assets                                          77,485        81,726

Property, plant and equipment - net of accumulated
 depreciation, depletion and amortization of $77,182
 in 1998 and $73,999 in 1997                                 163,054       158,611
Long-term investments                                         46,718        46,367
Other assets                                                   3,852         4,347
                                                            --------      --------
Total                                                       $291,109      $291,051
                                                            ========      ========


See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                              March       December
                                                            31, 1998      31, 1997
                                                            --------      --------
                                                                 (In thousands)
Liabilities and stockholders' equity
Current liabilities
   Notes payable                                            $    275      $    669
   Current portion of long-term debt                           1,005         1,110
   Accounts payable                                           10,415         7,879
   Accrued liabilities                                         6,890         7,075
   Income taxes payable                                        2,474         2,191
                                                            --------      --------
Total current liabilities                                     21,059        18,924
                                                            --------      --------
Long-term liabilities
   Long-term debt, less current portion                       75,980        76,180
   Deferred income taxes                                      35,520        35,860
   Other long-term liabilities, including
    postretirement benefits                                    3,038         3,023
                                                            --------      --------
Total long-term liabilities                                  114,538       115,063
                                                            --------      --------
Total liabilities                                            135,597       133,987
                                                            --------      --------
Stockholders' equity
   Preferred stock, authorized 2,000,000
       shares of $5.00 par value each; none issued
   Common stock, authorized 20,000,000
       shares of $1.00 par value each; issued
       6,000,000 shares, outstanding 5,384,074 shares
       as of March 31, 1998 and 5,452,074 shares as
       of December 31, 1997                                    6,000         6,000
   Additional paid-in capital                                 14,703        14,703
   Accumulated other comprehensive income                         12           568
   Retained earnings                                         151,170       148,878
                                                            --------      --------
                                                             171,885       170,149
Less:    Shares of common stock in treasury, at cost
         (615,926 shares as of March 31, 1998 and
         547,926 shares as of December 31, 1997)              16,373        13,085
                                                            --------      --------
Stockholders' equity - net                                   155,512       157,064
                                                            --------      --------
Total                                                       $291,109      $291,051
                                                            ========      ========


See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)

                                                    Three months ended
                                                          March 31,
                                                   1998               1997
                                                -----------       -----------

                                              (In Thousands, except share data)

Net sales                                       $    36,459       $    37,188
Revenue from real estate operations                      25                24
                                                -----------       -----------
                                                     36,484            37,212
Cost of sales                                        27,677            26,563
                                                -----------       -----------
Gross margin                                          8,807            10,649
Selling, general & administrative expenses            5,523             4,774
                                                -----------       -----------
Income from operations                                3,284             5,875
                                                -----------       -----------
Other (credits) charges:
   Interest and financial charges                     1,001             1,323
   Interest income                                     (867)             (841)
   Other (income) expenses                             (729)              104
                                                -----------       -----------
         Total other (credits) charges                 (595)              586
                                                -----------       -----------
Income before income tax                              3,879             5,289
Provision for income tax                                565             1,346
                                                -----------       -----------
                Net income                      $     3,314       $     3,943
                                                ===========       ===========

Income per share:
   Net income                                   $      0.61       $      0.71
                                                ===========       ===========

Average common shares outstanding                 5,429,407         5,527,074
                                                ===========       ===========



See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
                 Consolidated Statement of Comprehensive Income
                                   (Unaudited)

                                                              Three months ended
                                                                   March 31,
                                                              1998          1997
                                                            --------      --------
                                                                (In Thousands)

Net income                                                  $  3,314      $  3,943
                                                            --------      --------
Other comprehensive income, before tax:
  Unrealized gains on securities:
             Unrealized holding gains arising
                during the period                                151            17
             Less:  reclassification adjustment
                for gains included in net income                (893)           --
                                                            --------      --------
Other comprehensive income before tax                           (742)           17
Income tax expense related to items of other
   comprehensive income                                          186            (4)
                                                            --------      --------
Other comprehensive income, net of tax                          (556)           13
                                                            --------      --------
                 Comprehensive income                       $  2,758      $  3,956
                                                            ========      ========



See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                  For the three months ended
                                                                                      March         March
                                                                                    31, 1998       31, 1997
                                                                                    --------       --------
                                                                                         (In thousands)
Cash flows from operating activities:
   Net income                                                                        $ 3,314       $  3,943
                                                                                     -------       --------
   Adjustments to reconcile net income to cash flows from operating activities:
         Depreciation, depletion and amortization                                      3,207          2,998
         Accretion of discount on investments                                           (675)          (983)
         Provision for deferred income taxes                                            (482)          (505)
         Postretirement benefits cost                                                     15             20
         Gain on sale of investments available-or-sale                                  (893)            --
         Gain on sale of fixed assets                                                    (14)            (2)
         Changes in assets and liabilities:
              Increase in notes and accounts receivable                               (1,632)        (3,862)
              Increase in inventories                                                 (2,054)        (3,956)
              Decrease (increase) in prepaid expenses                                    118           (131)
              Decrease (increase) in other long-term assets                              483         (3,290)
              Increase in accounts payable                                             2,536          1,863
              (Decrease) increase in accrued liabilities                                (185)         1,465
              Increase in income taxes payable                                           611          1,855
                                                                                     -------       --------
         Total adjustments                                                             1,035         (4,528)
                                                                                     -------       --------
         Cash provided by (used in) operations                                         4,349           (585)
                                                                                     -------       --------
Cash flows from investing activities:
   Capital expenditures                                                               (7,645)        (3,293)
   Redemption of long-term investments                                                 3,835          1,499
   Proceeds from sale of investments available-for-sale                                2,373             --
   Purchase of investments                                                                --         (1,063)
   Proceeds from sale of fixed assets                                                     23             30
                                                                                     -------       --------
         Cash used in investing activities                                            (1,414)        (2,827)
                                                                                     -------       --------
Cash flows from financing activities:
   Purchase of treasury stock                                                         (3,288)            --
   Repayment of long-term debt                                                          (305)       (57,247)
   Dividends paid                                                                     (1,023)        (1,050)
   Proceeds from loans                                                                    --         50,000
   Decrease in notes payable                                                            (394)            --
                                                                                     -------       --------
         Cash used in financing activities                                            (5,010)        (8,297)
                                                                                     -------       --------
Decrease in cash and cash equivalents                                                ($2,075)      ($11,709)
                                                                                     =======       ========
Cash and cash equivalents - beginning of year                                        $ 2,995       $ 14,809
Cash and cash equivalents - end of period                                                920          3,100
                                                                                     -------       --------
Decrease in cash and cash equivalents                                                ($2,075)      ($11,709)
                                                                                     =======       ========

See notes to consolidated financial statements

                        Puerto Rican Cement Company, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                       Three months ended
                                                           March 31,
                                                       1998          1997
                                                       ----          ----
                                                         (In Thousands)
Preferred stock:
  Balance at beginning and end of period             $  -        $   -
                                                     -------     ---------
Common stock:
  Balance at beginning and end of period               6,000         6,000
                                                     -------     ---------

Additional paid-in-capital:
  Balance at beginning and end of period              14,703        14,703
                                                     -------     ---------

Accumulated other comprehensive income:
  Balance at beginning of period                         568           110
  Other comprehensive income                            (556)           13
                                                     -------     ---------

     Balance at end of period                             12           123
                                                     -------     ---------

Retained earnings:
  Balance at beginning of period                     148,878       137,047
  Net income                                           3,314         3,944
  Cash dividends declared                             (1,022)       (1,050)
                                                     -------     ---------

     Balance at end of period                        151,170       139,941
                                                     -------     ---------

Shares of common stock in treasury -- at cost:
  Balance at beginning of period                     (13,085)      (10,439)
  Treasury stock acquired                             (3,288)            -
                                                     -------     ---------

     Balance at end of period                        (16,373)      (10,439)
                                                     -------     ---------

Total stockholders' equity                          $155,512      $150,328
                                                    ========     =========


See notes to consolidated financial statements.

                        PUERTO RICAN CEMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In the opinion of Puerto Rican Cement Company, Inc. (the "Company" or "Registrant"), the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position at March 31, 1998 and December 31, 1997, and the results of operations, cash flows, and changes in stockholders' equity for the three-month periods ended March 31, 1998 and 1997. The results of operations are not necessarily indicative of the results to be expected for the full year.

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying of comprehensive income and its components in general-purpose financial statements. Comprehensive income is intended to report all changes in the equity of a business enterprise during a period from transactions and other events or circumstances, except those resulting from investments by or distribution to owners. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

         Cash and cash equivalents decreased to $920,000 as of March 31, 1998 from $3.0 million as of December 31, 1997. This decrease resulted, in part, from the use of funds to repurchase 68,000 shares of the Company's common stock.

         Investments, including short-term, available-for-sale, and long-term investments, decreased to $53.5 million at March 31, 1998 from $58.9 million at December 31, 1997, a $5.4 million reduction. This was the result of the redemption of $3.8 million in short-term investments and the sale of $2.4 million in available-for-sale investments, net of $700,000 of accretion in value of the Company's investment in zero-coupon notes.

         Notes and accounts receivable increased by $1.6 million, to $30.4 million at March 31, 1998 from $28.8 million as of December 31, 1997. The increase resulted from a change in the customer mix in cement sales for the first quarter of 1998 favoring bulk cement clients which typically have larger credit terms available.

         Consolidated inventories increased by $2.1 million to $35.0 million as of March 31, 1998 from $32.9 million as of December 31, 1997. The increase resulted mainly from the build up of work in process inventory, specifically clinker, to prevent a supply shortage during the production interruption period related to the plant upgrade project performed during the first quarter of 1998.

         Property, plant and equipment increased by $4.4 million to $163.0 million as of March 31, 1998 from $158.6 million as of December 31, 1997. This increase resulted from capital expenditures of $7.6 million net of depreciation and amortization of $3.2 million.

                        PUERTO RICAN CEMENT COMPANY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

         Total current liabilities increased $2.1 million to $21.1 million as of March 31, 1998 from $18.9 million as of December 31, 1997. The increase was mainly due to an increase in accounts payable trade related to the purchase of work in process inventory mentioned above.

         On March 19, 1998, the Registrant repurchased 68,000 shares of its outstanding common stock for $3,300,000. This transaction had been previously approved by the Company's Board of Directors.

         At its March 25, 1998 meeting, the Board of Directors of the Registrant declared a 19 cents per share dividend on its common stock, payable on May 15, 1998 to stockholders of record on April 17, 1998. As of March 31, 1998, the Registrant had 5,384,074 shares of common stock issued and outstanding.

         As of March 31, 1998, $50.2 million, or 17.3% of the Company's total consolidated assets were attributable to its ready-mixed concrete subsidiary, Ready Mix Concrete, Inc. ("RMC").

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         Working capital at March 31, 1998, decreased to $56.4 million from $62.8 million at December 31, 1997. The current ratio decreased to 3.68 to 1 as of March 31, 1998, from 4.32 to 1 as of December 31, 1997. The decrease in both items was due mainly to the decrease in current assets resulting from the redemption of short-term investments and the sale of investments available-for-sale, coupled with an increase in current liabilities resulting from higher accounts payable.

         Capital expenditures incurred during the three-month period ended March 31, 1998, totaled $7.6 million. Depreciation expense for the same period totaled $3.2 million.

         As of March 31, 1998, the approximate aggregate maturities of long-term debt for the remainder of 1998 and thereafter are as follows (in thousands):

         1998                                                     $     805
         1999                                                         1,005
         2000                                                         1,005
         2001                                                         2,170
         2002 and thereafter                                         72,000
                                                                   --------
         Total                                                      $76,985
                                                                    =======

         Loan agreements with term lenders impose certain restrictions on the Company concerning working capital, indebtedness, dividends, investments and certain advances, among other restrictions. At March 31, 1998, the Company was in compliance with the provisions of the loan agreements.

         The Company has available credit facilities in the aggregate amount of $20,600,000 with commercial banks for short-term financing and discount of trade paper from customers. No amount was outstanding under these facilities at March 31, 1998. The maximum aggregate short-term borrowing outstanding at any month-end during the three-month period ended March 31, 1998 was $1,050,000 bearing interest at rates ranging from 5.99% to 6.02%. These short-term facilities are renewable annually at the discretion of the banks, which at this time do not require any commitment fees.

Results of Operations

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

         The Registrant realized first-quarter net income of $3,314,000, or $0.61 per share, compared with $3,943,000, or $0.71 per share, for the same period last year, representing a decrease of 16.0%, or $0.10, per share.

         Consolidated net sales for the first quarter of 1998 decreased by 1.9% to $36.5 million compared with $37.2 million in the same quarter of 1997. Total cement sales decreased slightly in dollar amounts, despite an increase in units sold of 1.5% to 257,000 tons in the first quarter of 1998 from 253,000 tons for the same quarter of 1997. This was the result of an increase in the ratio of bulk cement sales to bagged cement sales. The price of bulk cement is lower than the price of bagged cement. Lime sales for the first quarter of 1998 increased 169.8% from the amount of sales during the same period of 1997 due to the export sales which had been interrupted through the first quarter of 1997. The paper and bag division sales for the first quarter of 1998 decreased by 4.6% when compared to the same period of 1997, in part due to a reduction in orders from the parent company. Sales in RMC increased less than 1% during the first quarter of 1998 compared to sales during the same quarter of 1997.

         Consolidated cost of sales for the first quarter of 1998 increased by 4.2% to $27.7 million from $26.6 million for the comparable period of 1997. This increase was mostly attributable to million 36-day interruption in clinker production during the months of January and February, when the Company performed substantial work on its kiln as part of a plant upgrade project. The Company resumed its clinker production during the month of February. No major interruptions are expected for the remainder of the year.

         Gross margins decreased to 24.1% during the first quarter of 1998 compared to gross margins of 28.6% during the same quarter of 1997. Profit margins were affected by higher costs associated with the production shut down described in the preceding paragraph.

         Selling, general and administrative expenses increased to $5.5 million in the first quarter of 1998 from $4.8 million over the comparable quarter of 1997. This increase was principally attributable to normal inflationary growth and higher professional fees for legal services associated mainly with the development of the Company's new real estate projects and related legal proceedings for permits. These expenses are mostly nonrecurring. The Company's new projects are not yet contributing to consolidated operations.

         Interest and financial charges decreased by $300,000 to $1.0 million in the first quarter of 1998 compared with $1.3 million for the same quarter of 1997. This decrease resulted from the net effect of the capitalization of interest as part of the plant upgrade project, offset by the additional interest associated with the $20 million, Series B Senior Secured Notes issued in July 1997.

         Other (income) expenses changed to $729,000 in income in the first quarter of 1998 from $104,000 in expense in the same period in 1997. The main reason for this change was the realization of a $900,000 gain in the sale of investments available-for-sale during the first quarter of 1998.

         The provision for income taxes as a proportion of income decreased to 14.6% for the first quarter of 1998 from 25.5% for the same period of 1997. This decrease resulted from the acquisition at a discount of tax credits derived from investments in governmental incentive programs, and the taxation of gains from sales of investments available-for-sale at capital gain rates instead of higher corporate tax rates.

PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         As reported in the Company's 1997 annual report, the Company and RMC are the defendants in several legal proceedings. Recent developments with respect to these proceedings are described below.

         On June 27, 1997, the Company filed a lawsuit against the Puerto Rico Department of Consumer Affairs (the "Department") in response to a Department's investigation of the Company's labeling of bags of cement during 1995 and 1996. The Department had asserted that the Registrant's bags should have disclosed that the cement was manufactured utilizing some imported clinker. The lawsuit was based on the Company's belief that the Department did not have legal jurisdiction with respect to this matter or, even if it did have jurisdiction, that the Registrant has not violated any Department rule. On August 18, 1997, it was determined that the Department had the authority to perform the investigations. Administrative hearings were held on January 8, 14 and 29, and March 13, 1998 by an independent administrative judge appointed by the Department. On March 16, 1998, the independent judge issued a favorable decision on the case which held that the Company did not violate any Department rule. On April 16, 1998, the Department appealed the decision of the law judge.

         Management believes, based on the advice of its legal counsel, that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 5 - OTHER INFORMATION

         On March 19, 1998, the Registrant repurchased 68,000 shares of its outstanding common stock for $3,300,000. This transaction had been previously approved by the Registrant's Board of Directors.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits required by Item 601 of Regulation S-K

         27.  Financial Data Schedule (for SEC use only)

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

                                          PUERTO RICAN CEMENT COMPANY, INC.
                                          ---------------------------------
                                                     Registrant



                                              By:    /S/ Angel Amaral
                                                 -----------------------------
                                                         Angel Amaral
                                                 Vice President and Controller



                                              By:    /S/ Jose O. Torres
                                                 -----------------------------
                                                         Jose O. Torres
                                                  Vice President of Finance
                                                         and Treasurer

Date: 5/15/98