Form 10-Q
period 1998-06-30
PUERTO RICAN CEMENT CO INC
filed 1998-08-13
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from ___________ to ____________

                         Commission File Number: 1-4753

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

                             YES   X         NO
                                -------         ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Common stock, $1 Par Value; 5,379,074 Shares Outstanding
            --------------------------------------------------------

                       PUERTO RICAN CEMENT COMPANY, INC.


                                     INDEX

                                                                                             PAGE NO.
                                                                                             --------

Part I  -    Financial Information

             Item 1 - Financial Statements

             Consolidated Balance Sheet as of June 30, 1998 and
             December 31, 1997..........................................................       1 -  2

             Consolidated Statement of Income for the three-month and
             six-month periods ended on June 30, 1998 and 1997..........................            3


             Consolidated Statement of Comprehensive Income for the six-
             month periods ended on June 30, 1998 and 1997..............................            4

             Consolidated Statement of Cash Flows for the six-month
             periods ended on June 30, 1998 and 1997....................................            5

             Consolidated Statement of Changes in Stockholders' Equity for
             the six-month periods ended on June 30, 1998 and 1997......................            6

             Notes to Consolidated Financial Statements.................................       7 -  8

             Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................................       9 - 11

Part II -    Other Information                                                                12 - 14

             Signatures                                                                            15

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                       Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)


                                                                           June                December
                                                                         30, 1998              31, 1997
                                                                         ----------           ----------
                                                                                 (In thousands)

Assets
Current assets
   Cash and cash equivalents                                             $    1,958           $    2,996
                                                                         ----------           ----------
   Investments available-for-sale                                                                  5,580
                                                                                              ----------
   Short-term investments                                                     4,406                6,967
                                                                         ----------           ----------
   Notes and accounts receivable - net of allowance
      for doubtful accounts of $1,465 in 1998 and
      $1,452 in 1997                                                         31,177               28,764
                                                                         ----------           ----------
   Inventories:
       Finished products                                                      1,669                1,891
       Work in process                                                        8,208                2,973
       Raw materials                                                          3,954                3,939
       Maintenance and operating supplies                                    22,594               23,580
       Land held for sale, including development costs                          503                  503
                                                                         ----------           ----------
   Total inventories                                                         36,928               32,886
                                                                         ----------           ----------
   Prepaid expenses                                                           5,808                4,533
                                                                         ----------           ----------
Total current assets                                                         80,277               81,726
Property, plant and equipment - net of accumulated
 depreciation and depletion of $80,485 in 1998
 and $73,999 in 1997                                                        161,830              158,611
Long-term investments                                                        45,919               46,367
Other assets                                                                  4,920                4,347
                                                                         ----------           ----------
Total                                                                    $  292,946           $  291,051
                                                                         ==========           ==========


See notes to consolidated financial statements.

                       Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)

                                                                           June                December
                                                                         30, 1998              31, 1997
                                                                        -----------           -----------
                                                                                  (In thousands)
Liabilities and stockholders' equity
Current liabilities
   Notes payable                                                        $     1,264           $       669
   Current portion of long-term debt                                          1,005                 1,110
   Accounts payable                                                           8,740                 7,879
   Accrued liabilities                                                        8,605                 7,075
   Income taxes payable                                                       1,824                 2,191
                                                                        -----------           -----------
Total current liabilities                                                    21,438                18,924
                                                                        -----------           -----------
Long-term liabilities
   Long-term debt, less current portion                                      75,761                76,180
   Deferred income taxes                                                     34,839                35,860
   Other long-term liabilities, including
    postretirement benefits                                                   3,052                 3,023
                                                                        -----------           -----------
Total long-term liabilities                                                 113,652               115,063
                                                                        -----------           -----------
Total liabilities                                                           135,090               133,987
                                                                        -----------           -----------
Stockholders' equity
   Preferred stock, authorized 2,000,000
       shares of $5.00 par value each; none issued
   Common stock, authorized 20,000,000
       shares of $1.00 par value each; issued
       6,000,000 shares, outstanding 5,379,074 shares
       as of June 30, 1998 and 5,452,074 shares as
       of December 31, 1997                                                   6,000                 6,000
   Additional paid-in capital                                                14,703                14,703
   Accumulated other comprehensive income                                                             568
   Retained earnings                                                        153,768               148,878
                                                                        -----------           -----------
                                                                            174,471               170,149
Less:    Shares of common stock in treasury, at cost
         (620,926 shares as of June 30, 1998 and
         547,926 shares as of December 31, 1997)                             16,615                13,085
                                                                        -----------           -----------
Stockholders' equity - net                                                  157,856               157,064
                                                                        -----------           -----------
Total                                                                   $   292,946           $   291,051
                                                                        ===========           ===========


See notes to consolidated financial statements.

                       Puerto Rican Cement Company, Inc.
                        Consolidated Statement of Income
                                  (Unaudited)


                                                         Three Months Ended                  Six Months Ended
                                                               June 30                            June 30
                                                        1998             1997              1998             1997
                                                        ----             ----              ----             ----
                                                                    (In thousands, except per share data)

Net sales                                           $   39,334        $   43,404      $    75,793       $    80,592
Revenue from real estate operations                         25                25               50                49
                                                    ----------        ----------      -----------       -----------

                                                        39,359            43,429           75,843            80,641
Cost of sales                                           27,225            29,654           54,902            56,217
                                                    ----------       -----------      -----------       -----------

Gross margin                                            12,134            13,775           20,941            24,424
Selling, general and administrative expenses             6,272             5,252           11,794            10,026
                                                    ----------        ----------      -----------       -----------

Income from operations                                   5,862             8,523            9,147            14,398
                                                    ----------        ----------      -----------       -----------

Other charges (credits):
   Interest and financial charges                        1,367             1,384            2,368             2,707
   Interest income                                        (793)             (819)          (1,660)           (1,660)
   Other expense (income)                                  283                11             (446)              115
                                                    ----------        ----------      -----------       -----------

         Total other charges (credits)                     857               576              262             1,162
                                                    ----------        ----------      -----------       -----------

Income before income tax                                 5,005             7,947            8,885            13,236
Provision for income tax                                 1,385             2,801            1,950             4,147
                                                    ----------        ----------      -----------       -----------

         Net income                                 $    3,620        $    5,146      $     6,935       $     9,089
                                                    ==========        ==========      ===========       ===========


Income per share:
   Net income                                       $     0.67        $     0.93      $     1.28        $       1.64
                                                    ==========        ==========      ==========        ============
Average Common Shares Outstanding                    5,405,907         5,527,074       5,405,907           5,527,074
                                                    ==========        ==========      ==========        ============


See notes to consolidated financial statements.

                       Puerto Rican Cement Company, Inc.
                 Consolidated Statement of Comprehensive Income
                                  (Unaudited)



                                                               Six months ended
                                                                   June 30,
                                                             1998           1997
                                                                (In Thousands)
Net income                                                 $  6,935      $  9,089
                                                           --------      --------
Other comprehensive income, before tax:
    Unrealized gains on securities:
             Unrealized holding gain (loss)
                arising during the period                       147            (7)
             Less:  reclassification adjustment for
                (gain) loss included in net income             (903)            -
                                                          ---------      --------
Other comprehensive income before tax                          (756)           (7)
Income tax expense related to items of other
   comprehensive income                                         188             2
                                                          ---------      --------
Other comprehensive income, net of tax                         (568)           (5)
                                                          ---------      --------
                   Comprehensive income                   $   6,367      $  9,084
                                                          =========      ========



See notes to consolidated financial statements.

                       Puerto Rican Cement Company, Inc.
                Consolidated Statement of Cash Flows - Unaudited

                                                                 For the six months ended
                                                                    June          June
                                                                  30, 1998      30, 1997
                                                                  --------      --------
                                                                      (In thousands)
 Cash flows from operating activities:
   Net income                                                     $  6,935      $  9,089
                                                                  --------      --------
   Adjustments to reconcile net income to
   cash flows from operating activities:
         Depreciation and depletion                                  6,587         6,034
         Accretion of discount on investments                       (1,336)       (1,261)
         Provision for deferred income taxes                        (1,164)        2,052
         Postretirement benefits cost                                   29            38
         Gain on sale of investments available-for-sale               (891)            -
         Loss (gain) on sale or disposition of fixed assets             17            (2)
         Changes in assets and liabilities:
              Increase in notes and accounts receivable             (2,414)       (6,647)
              Increase in inventories                               (4,042)         (320)
              Increase in prepaid expenses                          (1,274)       (1,588)
              Increase in other long-term assets                      (600)         (266)
              Increase (decrease) in accounts payable                  862          (729)
              Increase in accrued liabilities                        1,530         2,665
              Decrease in income taxes payable                         (39)         (493)
                                                                  --------      --------
         Total adjustments                                          (2,735)         (517)
                                                                  --------      --------
         Cash provided by operations                                 4,200         8,572
                                                                  --------      --------
Cash flows from investing activities:
   Capital expenditures                                            (10,281)      (10,968)
   Redemption of long-term investments                               3,373         1,512
   Proceeds from sale of investments available-for-sale              6,690             -
   Purchase of investments                                               -        (1,108)
   Proceeds from sale of fixed assets                                  485            58
                                                                  --------      --------
         Cash provided by (used in) investing activities               267       (10,506)
                                                                  --------      --------
Cash flows from financing activities:
   Purchase of treasury stock                                       (3,530)            -
   Repayment of long-term debt                                        (525)      (58,448)
   Dividends paid                                                   (2,045)       (2,100)
   Proceeds from loans                                                   -        50,000
   Increase in notes payable                                           595             -
                                                                  --------      --------
         Cash used in financing activities                          (5,505)      (10,548)
                                                                  --------      --------
Decrease in cash and cash equivalents                             $ (1,038)     $(12,482)
                                                                  ========      ========
Cash and cash equivalents - beginning of year                     $  2,996      $ 14,809
Cash and cash equivalents - end of period                            1,958         2,327
                                                                  --------      --------
Decrease in cash and cash equivalents                             $ (1,038)     $(12,482)
                                                                  ========      ========


See notes to consolidated financial statements.

                       Puerto Rican Cement Company, Inc.
           Consolidated Statement of Changes in Stockholders' Equity
                                  (Unaudited)

                                                                           Six months ended
                                                                               June 30,
                                                                       1998                 1997
                                                                             (In Thousands)
Preferred stock:
    Balance at beginning and end of period                           $         -      $        -
                                                                     -----------      ----------
Common stock:
    Balance at beginning and end of period                                 6,000           6,000
                                                                     -----------      ----------
Additional paid-in-capital:
    Balance at beginning and end of period                                14,703          14,703
                                                                     -----------      ----------
Accumulated other comprehensive income:
    Balance at beginning of period                                           568             110
    Other comprehensive income                                              (568)             (5)
                                                                     -----------      ----------
             Balance at end of period                                          -             105
                                                                     -----------      ----------
Retained earnings:
    Balance at beginning of period                                       148,878         137,047
    Net income                                                             6,935           9,089
    Cash dividends declared                                               (2,045)         (2,100)
                                                                     -----------      ----------
             Balance at end of period                                    153,768         144,036
                                                                     -----------      ----------
Shares of common stock in treasury - at cost:
    Balance at beginning of period                                       (13,085)        (10,439)
    Treasury stock acquired                                               (3,530)              -
                                                                     -----------      ----------
             Balance at end of period                                    (16,615)        (10,439)
                                                                     -----------      ----------
Total stockholders' equity                                           $   157,856      $  154,405
                                                                     ===========      ==========



See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In the opinion of Puerto Rican Cement Company, Inc. (the "Company" or "Registrant"), the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 1998 and December 31, 1997; the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997; and the comprehensive income, cash flows, and changes in stockholders' equity for the six-month periods ended June 30, 1998 and 1997. The results of operations are not necessarily indicative of the results to be expected for the full year.

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and displaying of comprehensive income and its components in general-purpose financial statements. Comprehensive income is intended to show all changes in the equity of a business enterprise during a period from transactions and other events or circumstances, except those resulting from investments by or distributions to owners. Certain reclassifications have been made to the Company's 1997 financial statements to conform these statements to the 1998 presentation.

         Effective July 1, 1998, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). SFAS No. 133 was issued on June 1998, and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

         The Statement is effective for all fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provision of this Statement. Further, the Statement permits, at the time of its implementation, the reclassification of securities currently classified as held-to-maturity, without calling into question their original intent. Earlier application of all of the provisions of this Statement is permitted only as of the beginning of any fiscal quarter that begins after the issuance of this Statement.

         The Company is not currently engaged in activities with derivatives. Therefore, Management believes that the impact of the adoption of this Statement is not significant.

         Investments, including short-term, available-for-sale, and long-term investments, decreased by $8.6 million to $50.3 million as of June 30, 1998 from $58.9 million as of December 31, 1997. This decrease resulted mainly from the redemption of $3.4 million in short-term investments and the sale of $5.8 million in available-for-sale investments, net of $1.3 million of accretion in value of the Company's investment in zero-coupon notes.

                       PUERTO RICAN CEMENT COMPANY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


         Notes and accounts receivable increased by $2.4 million to $31.2 million as of June 30, 1998 from $28.8 million as of December 31, 1997. The increase resulted from a change in the customer mix in cement sales during 1998 favoring bulk cement clients which typically receive better credit terms.

         Consolidated inventories increased by $4.0 million to $36.9 million as of June 30, 1998 from $32.9 million as of December 31, 1997. The increase resulted mainly from the remaining build up of work in process inventory, specifically clinker, established to prevent a supply shortage during the production interruption period related to the plant upgrade project performed during the first quarter of 1998.

         Property, plant and equipment increased by $3.2 million to $161.8 million as of June 30, 1998 from $158.6 million as of December 31, 1997. This increase resulted from capital expenditures of $10.3 million net of depreciation and amortization of $6.6 million.

         Total current liabilities increased by $2.5 million to $21.4 million as of June 30, 1998 from $18.9 million as of December 31, 1997. The increase was mainly due to an increase in the accounts payable trade of the Company's ready-mixed concrete subsidiary.

         On June 23, 1998, the Registrant repurchased 5,000 shares of its outstanding common stock for $242,000. This transaction is part of a 300,000 shares repurchase program approved by the Company's Board of Directors at its February 1998 meeting.

         At its June 24, 1998 meeting, the Board of Directors of the Registrant declared a 19 cents per share dividend on its common stock, payable on August 10, 1998 to stockholders of record on July 13, 1998. As of June 30, 1998, the Registrant had 5,379,074 shares of common stock issued and outstanding.

         As of June 30, 1998, $51.4 million, or 17.5% of the Company's total consolidated assets, were attributable to its ready-mixed concrete subsidiary, Ready Mix Concrete, Inc. ("RMC").

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         Working capital as of June 30, 1998, decreased by $4.0 million to $58.8 million from $62.8 million as of December 31, 1997. The current ratio decreased to 3.74 to 1 as of June 30, 1998, from 4.32 to 1 as of December 31, 1997. The decrease in both items was due mainly to the decrease in current assets resulting from the redemption of short-term investments and the sale of investments available-for-sale, coupled with an increase in current liabilities resulting from higher accounts payable.

         Capital expenditures incurred during the six-month period ended June 30, 1998, totaled $10.3 million. Depreciation and depletion expense for the same period totaled $6.6 million.

         As of June 30, 1998, the approximate aggregate maturities of long-term debt for the remainder of 1998 and thereafter are as follows (in thousands):

         1998                                     $     605
         1999                                         1,005
         2000                                         1,005
         2001                                         2,151
         2002 and thereafter                         72,000
                                                  ---------
         Total                                    $  76,766
                                                  =========

         Loan agreements with term lenders impose certain restrictions on the Company concerning working capital, indebtedness, dividends, investments and certain advances, among other restrictions. As of June 30, 1998, the Company was in compliance with the provisions of the loan agreements.

         On May 1, 1998, the Company entered into a non-interest bearing, short-term financing agreement of $1,210,000 as part of the purchase of income tax credits. The full amount is payable on October 30, 1998.

         The Company has available credit facilities in the aggregate amount of $20,600,000 with commercial banks for short-term financing and discount of trade paper from customers. No amount was outstanding under these facilities as of June 30, 1998. The maximum aggregate short-term borrowing outstanding at any month-end during the six-month period ended June 30, 1998 was $3,335,000 bearing interest at rates ranging from 6.06% to 6.28%. These short-term facilities are renewable annually at the discretion of the banks, which at this time do not require any commitment fees.

Results of Operations

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

         The Registrant realized second quarter net income of $3,620,000, or $0.67 per share, compared with $5,146,000, or $0.93 per share, for the same period last year, representing a decrease of 28.0%, or $0.26, per share.

         Consolidated net sales for the second quarter of 1998 decreased by 9.4% to $39.3 million compared with $43.4 million in the same period of 1997. Total cement sales decreased due to a reduction in the units sold of 11.1% to 271,000 tons in the second quarter of 1998 from 305,000 tons for the same period of 1997, coupled with a slight decrease in the average selling price per unit. Sales of cement decreased due to unusually bad weather during the second quarter of 1998. The decrease in average selling price was due to an increase in the proportion of bulk cement sales relative to bagged cement sales. The price of bulk cement is lower than the price of bagged cement. Sales by RMC decreased by $2.0 million, or 9%, during the second quarter of 1998 compared with sales during the same period of 1997 also due to the unusually bad weather which caused delays on the island's construction projects. Lime sales for the second quarter of 1998 increased 36% compared to lime sales during the same period of 1997 due to the export sales which had been interrupted through April 1997 because of a strike at a major customer. The paper and bag division sales for the second quarter of 1998 remained flat compared to the sales for the same quarter of 1997.

         Consolidated cost of sales for the second quarter of 1998 decreased by $2.4 million, or 8.2%, to $27.2 million from $29.6 million for the comparable period of 1997. This decrease was mostly attributable to lower sales in our cement and ready-mixed concrete operations as mentioned above. The decrease in cost of sales was not proportionate to the reduction in sales because of an increase in the cement's cost of production. Such increase resulted from a 33-day interruption in clinker production during the months of January and February, when the Company performed substantial work on its kiln as part of a plant upgrade project. The Company purchased higher-cost clinker to continue the production of cement during the interruption period.

         Gross margins decreased to 30.8% during the second quarter of 1998 compared with gross margins of 31.7% during the same period of 1997. Profit margins were affected by the higher costs described in the preceding paragraph.

         Selling, general and administrative expenses for the second quarter of 1998 increased by $1 million, or 19.4%, to $6.3 million from $5.3 million for the comparable period of 1997. This increase was principally attributable to normal inflationary growth and higher professional fees for legal services associated mainly with ongoing legal proceedings against local Government agencies in the federal and local courts. These expenses are expected to continue to impact operations throughout the remainder of the year. The Company's new projects are not yet contributing to consolidated operations.

         Interest and financial charges remained constant at $1.4 million for the second quarter of 1998 compared with the same period of 1997. The additional interest charges associated with the $20 million, Series B Senior Secured Notes issued in July 1997 were offset by the capitalization of other interest charges as part of the cost of the plant upgrade project.

         Other expenses of $283,000 during the second quarter of 1998 respond to the write-off of obsolete spare parts inventory.

         The provision for income taxes as a proportion of income for the second quarter of 1998 decreased to 27.7% from 35.2% for the same period of 1997. This decrease resulted from the Company's acquisition at a discount of tax credits derived from investments in governmental incentive programs, and a proportionately higher tax-free income for the period.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

         Consolidated net sales for the six-month period ended June 30, 1998 decreased by approximately $4.8 million to $75.8 million compared with $80.6 million for the same period of 1997. Cement sales during the six-month period ended June 30, 1998 decreased by 30,000 tons, or 5.4%, and ready mixed concrete sales decreased by 33,000 cubic yards, or 5.7%. This was mostly the result of unusually bad weather during the second quarter of 1998 as explained above. Lime sales for the six-month period ended June 30, 1998 increased by 35% as compared with sales during the same period of 1997 due to higher export sales during this period, slightly offset by a slowdown in the local markets. Sales in the Company's paper and bag division for the six-month period ended June 30, 1998 decreased less than 1% as compared with sales during the same period of 1997.

         Gross margins over the six-month period ended June 30, 1998 were reported at 27.6% as compared with 30.3% in the same period of 1997. The decrease in gross margins resulted from higher costs as described in the results of the second quarter in the preceding section.

         Consolidated selling, general and administrative expenses during the six-month period ended June 30, 1998 increased 17.6%, to $11.8 million from $10.0 million over the comparable period of 1997. This increase was principally attributable to normal inflationary growth and higher professional fees for legal services associated mainly with ongoing legal proceedings against local Government agencies in the federal and local courts. These expenses are expected to continue to impact operations throughout the remainder of the year. The Company's new projects are not yet contributing to consolidated operations.

         Interest and financial charges during the six-month period ended June 30, 1998 decreased by $300,000 to $2.4 million compared with $2.7 million for the same period of 1997. This decrease resulted mainly from interest charges capitalized as part of the plant upgrade project, partially offset by additional interest charges on the $20 million Series B Senior Secured Notes issued in July 1997.

         Other (income) expense during the six month period ended June 30, 1998 changed by $560,000 to $450,000 in income from $110,000 in expense during the same period of 1997. The main reason for this change was the realization of $900,000 on the sale of investments available-for-sale, net of the write-off of obsolete spare parts inventory.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         As reported in the Company's 1997 Annual Report, the Company and RMC are involved in several legal proceedings. Recent developments with respect to these proceedings are described below.

         On June 27, 1997, the Company filed a lawsuit against the Puerto Rico Department of Consumer Affairs (the "Department") in response to the Department's investigation of the Company's labeling of bags of cement during 1995 through 1997. The Department had asserted that the Registrant's bags should have been labeled with a disclosure that the cement could not be used in public works. Management believes that the Department's basis for this unreasonable request was the fact that the cement was manufactured utilizing some imported clinker. The lawsuit was based on the Company's belief that the Department did not have legal jurisdiction with respect to this matter or, even if it did have jurisdiction, that the Registrant has not violated any Department rule. On August 18, 1997, it was determined that the Department had the authority to conduct the investigations. Administrative hearings were held on January 8, 14 and 29, and March 13, 1998 by an independent administrative judge appointed by the Department. On March 16, 1998, the administrative judge issued a decision in the case, holding that the Company did not violate any Department rule. On April 16, 1998, the Department appealed the decision of the administrative judge. On June 29, 1998, the Court of Appeals upheld the administrative judge's decision and ordered the dismissal of the case. On August 4, 1998, the Department appealed this decision before the Puerto Rico Supreme Court.

         On July 8, 1997, The Puerto Rico Planing Board (the "Planning Board") issued a temporary cease and desist order against the Company's housing project at Vega Alta, asserting that the Company did not have the permits needed to extract and process sand and gravel from the site. The Company had previously received permits to build a housing project there, including a "temporary aggregate permit" which the Company believes was properly obtained and is sufficient to conduct the planned operations. The Planning Board held public hearings on the dispute on August 25, and September 23 and 24, 1997. The Planning Board upheld their cease and desist order upon termination of those hearings.

         On August 22, 1997, the Company filed an appeal before the Court of Appeals seeking to overturn the action of the Planning Board, but the Court ruled that the Planning Board's action was a temporary suspension not currently subject to court review. On September 25, 1997, the Company appealed this decision to the Puerto Rico Supreme Court. On June 30, 1998, the Supreme Court announced the Court was evenly divided. As a result, the decision of the Court of Appeals that the Company's appeal of the Planning Board's actions was not currently subject to court review was affirmed. On July 17, 1998 the Company requested a motion for rehearing by the Supreme Court.

         Management believes, based on the advice of its legal counsel, that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Annual Meeting of Stockholders was held at the executive offices of the Company, at Guaynabo, Puerto Rico, on May 6, 1998.

      (c) The election of Class II Directors was submitted to a vote at that meeting. The result of the votes taken at such meeting for the election of Class II directors is as follows:

                                                                                  Number of
                                                         Number of              Shares Withheld
                                                        Shares Voted              from Voting
                  Name of Nominee                       for Nominee               for Nominee
                  ---------------                       ------------            ---------------

                  Rosario J. Ferre                        5,166,856                    3,152

                  Esteban D. Bird                         5,164,656                    5,352

                  Federico F. Sanchez                     5,165,856                    4,152

                  Jorge L. Fuentes                        5,165,656                    4,352

                  Juan A. Albors                          5,165,656                    4,352

ITEM 5 - OTHER INFORMATION

         On June 23, 1998, the Registrant repurchased 5,000 shares of its outstanding common stock for $242,000. This transaction is part of a 300,000 shares repurchase program approved by the Company's Board of Directors at their February 1998 meeting.

         On the July 1998 Board meeting, the Company entered into ten-year agreements with 25 of the Company's executives, including Messrs. Antonio Luis Ferre, Miguel A. Nazario, Antonio Luis Ferre Rangel, Jose O. Torres, and Rene Di Cristina, among others. For 17 of these executives, these contracts are an extension of a similar contract granted on July 7, 1988 or at a later date, that became due in July 1998. Eight of these contracts were granted to other executives for the first time with terms similar to those of the contracts previously extended.


         The contracts, among other things, grant an amount equal to two-and-a-half times the compensation based on salary plus bonus during the preceding three-year period, in the event of a takeover or change in control of ownership of the Company, and any of these executives is laid-off or forced to resign. A form of each of these contracts is included as Exhibits 10.1 and 10.2 to this Report.

         Certain statements contained in this document, including in this Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company and its businesses to be materially different from that expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; political and social conditions; government regulations and compliance therewith; demographic changes; sales mix; pricing levels; changes in sales to, or the identity of, significant customers; changes in technology, including the technology of cement production; capacity constraints; availability of raw materials and adequate labor; availability of liquidity sufficient to meet the Company's needs; the ability to adapt to changes resulting from acquisitions; and various other factors referenced in this Management's and Discussion Analysis. The Company could be particularly affected by weather in Puerto Rico, changes in the Puerto Rico economy, and changes in the Government of Puerto Rico or the manner in which it regulates the Company.

         The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits required by Item 601 of Regulation S-K

         10.  Material Contracts

              10.1 Form of Amended and Restated Severance Compensation Agreement executed by the Company on June 15, 1998 with 17 of the Company's key executives.

              10.2 Form of Severance Compensation Agreement executed by the Company on June 15, 1998 with eight of the Company's key executives.

         27.  Financial Data Schedule (for SEC use only).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PUERTO RICAN CEMENT COMPANY, INC.
                                                       Registrant



                                         By:     /S/ Angel Amaral
                                            ----------------------------------
                                                     Angel Amaral
                                                Vice President and Controller



                                         By:     /S/ Jose O. Torres
                                            ----------------------------------
                                                     Jose O. Torres
                                                 Vice President of Finance
                                                      and Treasurer


Date: 8/13/98