Form 10-Q
period 1998-09-30
PUERTO RICAN CEMENT CO INC
filed 1998-11-13
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from        to
                                              --------  -------

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

                                    YES  X   NO
                                       -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Common stock, $1 Par Value; 5,379,074 Shares Outstanding
            --------------------------------------------------------

                        PUERTO RICAN CEMENT COMPANY, INC.


                                      INDEX

                                                                                              PAGE NO.
                                                                                              --------
Part I   -   Financial Information

             Item 1 - Financial Statements

             Consolidated Balance Sheet as of September 30, 1998 and
             December 31, 1997..........................................................       1  -  2

             Consolidated Statement of Income for the three-month and
             nine-month periods ended on September 30, 1998 and 1997....................             3

             Consolidated Statement of Comprehensive Income for the nine-
             month periods ended on September 30, 1998 and 1997.........................             4

             Consolidated Statement of Cash Flows for the nine-month
             periods ended on September 30, 1998 and 1997...............................             5

             Consolidated Statement of Changes in Stockholders' Equity for
             the nine-month periods ended on September 30, 1998 and 1997................             6

             Notes to Consolidated Financial Statements.................................       7  -  9

             Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................................       10 - 14

Part II  -   Other Information..........................................................       15 - 16

             Signatures.................................................................            17

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                        Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                           September      December
                                                            30, 1998      31, 1997
                                                           ---------      --------
                                                                 (In thousands)
Assets
Current assets
   Cash and cash equivalents                                $  1,058      $  2,996
                                                            --------      --------
   Investments available-for-sale                              8,302         5,580
                                                            --------      --------
   Short-term investments                                      5,182         6,967
                                                            --------      --------
   Notes and accounts receivable - net of allowance
      for doubtful accounts of $1,503 in 1998 and
      $1,452 in 1997                                          32,188        28,764
                                                            --------      --------
   Inventories:
       Finished products                                       1,876         1,891
       Work in process                                         8,017         2,973
       Raw materials                                           4,432         3,939
       Maintenance and operating supplies                     21,892        23,580
       Land held for sale, including development costs           503           503
                                                            --------      --------
   Total inventories                                          36,720        32,886
                                                            --------      --------
   Prepaid expenses                                            6,674         4,533
                                                            --------      --------
Total current assets                                          90,124        81,726
Property, plant and equipment - net of accumulated
 depreciation and depletion of $83,607 in 1998
 and $73,999 in 1997                                         160,960       158,611
Long-term investments                                         37,872        46,367
Other assets                                                   8,902         4,347
                                                            --------      --------
Total                                                       $297,858      $291,051
                                                            ========      ========

See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                September     December
                                                                                30, 1998      31, 1997
                                                                                ---------     --------
                                                                                     (In thousands)
Liabilities and stockholders' equity
Current liabilities
   Notes payable                                                                 $  5,018      $    669
   Current portion of long-term debt                                                1,005         1,110
   Accounts payable                                                                 7,514         7,879
   Accrued liabilities                                                              7,718         7,075
   Income taxes payable                                                             3,298         2,191
                                                                                 --------      --------
Total current liabilities                                                          24,553        18,924
                                                                                 --------      --------
Long-term liabilities
   Long-term debt, less current portion                                            75,377        76,180
   Deferred income taxes                                                           34,324        35,860
   Other long-term liabilities, including
    postretirement benefits                                                         3,061         3,023
                                                                                 --------      --------
Total long-term liabilities                                                       112,762       115,063
                                                                                 --------      --------
Total liabilities                                                                 137,315       133,987
                                                                                 --------      --------
Stockholders' equity
   Preferred stock, authorized 2,000,000
       shares of $5.00 par value each; none issued
   Common stock, authorized 20,000,000
       shares of $1.00 par value each; issued 6,000,000 shares, outstanding
       5,379,074 shares as of September 30, 1998 and 5,452,074 shares as
       of December 31, 1997                                                         6,000         6,000
   Additional paid-in capital                                                      14,703        14,703
   Accumulated other comprehensive income                                             268           568
   Retained earnings                                                              156,187       148,878
                                                                                 --------      --------
                                                                                  177,158       170,149
Less: Shares of common stock in treasury, at cost
      (620,926 shares as of September 30, 1998 and
      547,926 shares as of December 31, 1997)                                       16,615        13,085
                                                                                 --------      --------
Stockholders' equity - net                                                        160,543       157,064
                                                                                 --------      --------
Total                                                                            $297,858      $291,051
                                                                                 ========      ========

See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)

                                                      Three Months Ended                  Nine Months Ended
                                                          September 30                       September 30
                                                      1998             1997              1998               1997
                                                      ----             ----              ----               ----
                                                               (In thousands, except per share data)
Net sales                                         $    36,525       $    39,131       $   112,318       $   119,723
Revenue from real estate operations                        25                25                75                74
                                                  -----------       -----------       -----------       -----------

                                                       36,550            39,156           112,393           119,797
Cost of sales                                          26,455            27,225            81,357            83,442
                                                  -----------       -----------       -----------       -----------

Gross margin                                           10,095            11,931            31,036            36,355
Selling, general and administrative expenses            5,925             5,463            17,719            15,490
                                                  -----------       -----------       -----------       -----------

Income from operations                                  4,170             6,468            13,317            20,865
                                                  -----------       -----------       -----------       -----------

Other charges (credits):
   Interest and financial charges                       1,489             1,535             3,857             4,242
   Interest income                                       (842)             (968)           (2,502)           (2,628)
   Other expense (income)                                 220               (42)             (226)               72
                                                  -----------       -----------       -----------       -----------

         Total other charges (credits)                    867               525             1,129             1,686
                                                  -----------       -----------       -----------       -----------

Income before income tax                                3,303             5,943            12,188            19,179
Provision for income tax                                  884             1,771             2,834             5,917
                                                  -----------       -----------       -----------       -----------

         Net income                               $     2,419       $     4,172       $     9,354       $    13,262
                                                  ===========       ===========       ===========       ===========


Income per share:
   Net income                                     $      0.45       $      0.76       $      1.73       $      2.40
                                                  ===========       ===========       ===========       ===========

Average Common Shares Outstanding                   5,379,074         5,518,741         5,396,963         5,518,741
                                                  ===========       ===========       ===========       ===========


See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
                 Consolidated Statement of Comprehensive Income
                                   (Unaudited)

                                                            Nine months ended
                                                              September 30,
                                                           1998           1997
                                                         -------       --------
                                                             (In Thousands)
Net income                                               $ 9,354       $ 13,262
                                                         -------       --------

Other comprehensive income, before tax:
    Unrealized gains on securities:
             Unrealized holding gain (loss)
                arising during the period                    314            918
             Less:  reclassification adjustment for
                (gain) loss included in net income          (903)             -
                                                         -------       --------
Other comprehensive income before tax                       (589)           918
Income tax expense related to items of other
   comprehensive income                                      146           (228)
                                                         -------       --------
Other comprehensive income, net of tax                      (443)           690
Cumulative effect of change in accounting principle,
   net of tax of $48                                         143
                                                         -------       --------
               Comprehensive income                      $ 9,054       $ 13,952
                                                         =======       ========






















See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
                Consolidated Statement of Cash Flows - Unaudited

                                                            For the nine months ended September
                                                                 30, 1998       30, 1997
                                                                 --------       --------
                                                                     (In thousands)
 Cash flows from operating activities:
   Net income                                                    $  9,354       $ 13,262
                                                                 --------       --------
   Adjustments to reconcile net income to
   cash flows from operating activities:
         Depreciation and depletion                                 9,944          9,108
         Accretion of discount on investments                      (2,009)        (2,014)
         Provision for deferred income taxes                       (1,769)         2,752
         Postretirement benefits cost                                  42             56
         Gain on sale of investments available-for-sale              (891)           (50)
         Loss (gain) on sale or disposition of fixed assets            10            (39)
         Changes in assets and liabilities:
              Increase in notes and accounts receivable            (3,995)        (2,373)
              Increase in inventories                              (3,834)          (186)
              Increase in prepaid expenses                         (2,141)        (1,033)
              Increase in other long-term assets                   (1,000)          (314)
              Increase (decrease) in accounts payable                 659           (348)
              Increase in accrued liabilities                         639          2,943
              Increase in income taxes payable                      1,435            122
                                                                 --------       --------
         Total adjustments                                         (2,910)         8,624
                                                                 --------       --------
         Cash provided by operations                                6,444         21,886
                                                                 --------       --------
Cash flows from investing activities:
   Capital expenditures                                           (12,776)       (20,281)
   Increase in notes receivable                                    (3,026)             -
   Redemption of investments held-to-maturity                       3,373            500
   Proceeds from sale of investments available-for-sale             6,690          1,103
   Purchase of investments available-for-sale                           -         (1,130)
   Proceeds from sale of fixed assets                                 514            155
                                                                 --------       --------
         Cash provided by (used in) investing activities           (5,225)       (19,653)
                                                                 --------       --------
Cash flows from financing activities:
   Purchase of treasury stock                                      (3,530)        (2,645)
   Repayment of long-term debt                                       (907)       (68,271)
   Dividends paid (3,069)                                          (3,150)
   Proceeds from loans                                                  -         70,000
   Increase in notes payable                                        4,349            800
                                                                 --------       --------
         Cash used in financing activities                         (3,157)        (3,266)
                                                                 --------       --------
Decrease in cash and cash equivalents                            ($ 1,938)      ($ 1,033)
                                                                 ========       ========
Cash and cash equivalents - beginning of year                    $  2,996       $ 14,809
Cash and cash equivalents - end of period                           1,058         13,776
                                                                 --------       --------
Decrease in cash and cash equivalents                            ($ 1,938)      ($ 1,033)
                                                                 ========       ========
See notes to consolidated financial statements

                        Puerto Rican Cement Company, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                       Nine months ended
                                                         September 30,
                                                      1998           1997
                                                      ----           ----
                                                         (In Thousands)
Preferred stock:
    Balance at beginning and end of period         $     -         $     -
                                                   ---------       ---------
Common stock:
    Balance at beginning and end of period             6,000           6,000
                                                   ---------       ---------
Additional paid-in-capital:
    Balance at beginning and end of period            14,703          14,703
                                                   ---------       ---------
Accumulated other comprehensive income:
    Balance at beginning of period                       568             110
    Other comprehensive income                          (300)            690
                                                   ---------       ---------
             Balance at end of period                    268             800
                                                   ---------       ---------
Retained earnings:
    Balance at beginning of period                   148,878         137,047
    Net income                                         9,354          13,262
    Cash dividends declared                           (2,045)         (3,136)
                                                   ---------       ---------
             Balance at end of period                156,187         147,173
                                                   ---------       ---------
Shares of common stock in treasury - at cost:
    Balance at beginning of period                   (13,085)        (10,440)
    Treasury stock acquired                           (3,530)         (2,645)
                                                   ---------       ---------
             Balance at end of period                (16,615)        (13,085)
                                                   ---------       ---------
Total stockholders' equity                         $ 160,543       $ 155,591
                                                   =========       =========


See notes to consolidated financial statements.

                        PUERTO RICAN CEMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In the opinion of Puerto Rican Cement Company, Inc. (the "Company" or "Registrant"), the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 1998 and December 31, 1997; the results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997; and the comprehensive income, cash flows, and changes in stockholders' equity for the nine-month periods ended September 30, 1998 and 1997. The results of operations are not necessarily indicative of the results to be expected for the full year.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and displaying of comprehensive income and its components in general-purpose financial statements. Comprehensive income is intended to show all changes in the equity of a business enterprise during a period from transactions and other events or circumstances, except those resulting from investments by or distributions to owners. Certain reclassifications have been made to the Company's 1997 financial statements to conform these statements to the 1998 presentation.

Effective July 1, 1998, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). The Statement was issued in June 1998, and requires that an entity recognize all derivatives as either assets or liabilities in the Company's statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Further, the Statement permits, at the time of its implementation, the reclassification of securities currently classified as held-to-maturity, without calling into question the Company's original intent.

The Company is not currently engaged in any activities with derivatives. Therefore, Management believes that the impact of the adoption of this Statement is not significant. However, at the time of implementation of this Statement, the Company reclassified to available-for-sale investments that were previously classified as held-to-maturity. These investments are composed of U.S. Government and Agency securities with maturities ranging from November 15, 2000 to November 15, 2001, and at the time of implementation had a book value of $7,842,000 and a market value of $8,033,000. As of September 30, 1998, these securities had a carrying value of $7,944,000 and a fair market value of $8,302,000.

                        PUERTO RICAN CEMENT COMPANY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


Investments, including short-term, available-for-sale, and long-term investments, decreased by $7.5 million to $51.4 million as of September 30, 1998 from $58.9 million as of December 31, 1997. This decrease resulted mainly from the redemption of $3.4 million in short-term investments and the sale of $5.8 million in available-for-sale investments, net of $2.0 million of accretion in value of the Company's investment in zero-coupon notes. The proceeds from the redemption and sale of investments were used to finance capital expenditures, principally modifications made to the Company's kiln, up to what was allowed by available permits, during the first quarter of 1998 as part of a plant expansion project.

Notes and accounts receivable increased by $3.4 million to $32.2 million as of September 30, 1998 from $28.8 million as of December 31, 1997. The increase resulted mainly from a higher receivable trade balance in our ready-mixed concrete subsidiary due to an interruption in the collections caused by Hurricane Georges during the last ten days of September.

Consolidated inventories increased by $3.8 million to $36.7 million as of September 30, 1998 from $32.9 million as of December 31, 1997. The increase resulted mainly from the build up of work in process inventory, specifically clinker, established to prevent a supply shortage during the planned production interruption period related to the plant upgrade project. This increase was partially offset by a decrease in operating supplies, mainly coal.

Property, plant and equipment increased by $2.4 million to $161.0 million as of September 30, 1998 from $158.6 million as of December 31, 1997. This increase resulted mainly from capital expenditures of $12.8 million net of depreciation and amortization of $9.9 million.

Prepaid expenses increased by $2.2 million to $6.7 million as of September 30, 1998 from $4.5 million as of December 31, 1997. This increase resulted from the timing in the payments of property tax, business volume tax, and insurance premiums, which are prepaid and amortized over the covered period.

Other assets increased by $4.6 million to $8.9 million as of September 30, 1998 from $4.3 million as of December 31, 1997. This increase was principally due to long-term notes received by our recently created subsidiary Ponce Capital Corporation as part of financing agreements with certain customers. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on this subsidiary).

Total current liabilities increased by $5.7 million to $24.6 million as of September 30, 1998 from $18.9 million as of December 31, 1997. The increase was mainly due to an increase in short-term borrowings and income taxes payable. Short-term borrowings amounting to $2,850,000 were used by Ponce Capital Corporation to fund its operations. Current income taxes payable increased mainly due to the reversal of temporary differences in our deferred tax items, as explained below.

                        PUERTO RICAN CEMENT COMPANY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


Deferred income taxes decreased by $1.7 million to $34.2 million as of September 30, 1998 from $35.9 million as of December 31, 1997. The decrease resulted mainly from the recapture during 1998 of flexible depreciation taken during prior years for income tax purposes.

At its October 28, 1998 meeting, the Board of Directors of the Registrant declared a 19 cents per share dividend on its common stock, payable on November 23, 1998 to stockholders of record on November 9, 1998. As of September 30, 1998, the Registrant had 5,379,074 shares of common stock issued and outstanding.

As of September 30, 1998, $53.2 million, or 17.9%, of the Company's total consolidated assets, were attributable to its ready-mixed concrete subsidiary, Ready Mix Concrete, Inc. ("RMC").

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working capital as of September 30, 1998, increased by $2.8 million to $65.6 million from $62.8 million as of December 31, 1997. This increase was the result of a reclassification of $8.3 million in long-term investments to available-for-sale as discussed in the Notes to the Financial Statements, net of an increase in current liabilities resulting from higher short-term borrowings and income taxes payable. Short-term borrowing were used to finance the operations of Ponce Capital Corporation. The current ratio decreased to 3.67 to 1 as of September 30, 1998, from 4.32 to 1 as of December 31, 1997, even though there was an increase in working capital. This was the result of the increase in short-term borrowings discussed above.

Capital expenditures incurred during the nine-month period ended September 30, 1998, totaled $12.8 million. Depreciation and depletion expense for the same period totaled $9.9 million.

As of September 30, 1998, the approximate aggregate maturities of long-term debt for the remainder of 1998 and thereafter were as follows (in thousands):

         1998                                                       $   200
         1999                                                         1,005
         2000                                                         1,005
         2001                                                         2,172
         2002 and thereafter                                         72,000
                                                                    -------
         Total                                                      $76,382
                                                                    =======

Loan agreements with term lenders impose certain restrictions on the Company concerning working capital, indebtedness, dividends, investments and certain advances, among other restrictions. As of September 30, 1998, the Company was in compliance with the provisions of the loan agreements.

Short-term borrowings (in thousands) as of September 30, 1998 were composed of the following:

              Non-interest bearing, short-term financing agreement dated May 1,
              1998, for the purchase of income tax credits,
              payable in full on October 30, 1998.                                                  $1,210

              Reverse repurchase agreement, bearing interest at 5.85%,
              due on November 18, 1998.                                                              2,850

              Short-term financing agreement dated August 1, 1998, bearing interest at 6.7%, for the payment of insurance premiums, due in monthly installments of $127, including
              interest, through April 1999.                                                            958
                                                                                                    ------
                                                                                                    $5,018
                                                                                                    ======

The Company has available credit facilities in the aggregate amount of $20,600,000 with commercial banks for short-term financing and discount of trade paper from customers. As of September 30, 1998, no amount was outstanding under these facilities. The maximum aggregate short-term borrowing outstanding at any month-end during the nine-month period ended September 30, 1998 was $3,335,000 bearing interest at rates ranging from 6.06% to 6.28%. These short-term facilities are renewable annually at the discretion of the banks, which at this time do not require any commitment fees.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

The Company realized third quarter net income of $2,419,000, or $0.45 per share, compared with $4,172,000, or $0.76 per share, for the same period last year, representing a decrease of $0.31 per share.

Consolidated net sales for the third quarter of 1998 decreased by 6.6% to $36.6 million compared with $39.2 million in the same period of 1997. This decrease resulted mainly from a 10.3% reduction in cement sales, which totaled 251,000 tons in the third quarter of 1998 from 279,000 tons in the same period of 1997, coupled with a slight decrease in the average selling price per unit. The volume decrease was principally due to bad weather during the third quarter of 1998. Hurricane Georges passed over the island on September 21, 1998, causing severe damage to Puerto Rico's infrastructure. Although the Company's facilities sustained comparatively light damage, the construction industry's operations were severely affected during the last ten days of the quarter. The decrease in average selling price was due to an increase in the proportion of bulk cement sales relative to bagged cement sales. The price of bulk cement is lower than the price of bagged cement.

Consolidated cost of sales for the third quarter of 1998 decreased by $770,000, or 2.9%, to $26.5 million from $27.2 million for the comparable period of 1997. This decrease was mostly attributable to lower volume of sales in our cement operations as mentioned above. The decrease in cost of sales was not proportionate to the reduction in sales because of an increase in the cement's cost of production. This increase resulted mainly from interruptions in our production due to the passage of Hurricane Georges as explained above.

Gross margins decreased to 27.6% during the third quarter of 1998 compared with gross margins of 30.5% during the same period of 1997. Profit margins were affected by the higher costs described in the preceding paragraph.

Selling, general and administrative expenses for the third quarter of 1998 increased by $460,000, or 8.5%, to $5.9 million from $5.5 million for the comparable period of 1997. This increase was principally attributable to higher professional fees for legal services associated mainly with ongoing legal proceedings against local Government agencies in the federal and local courts. These expenses are expected to continue to impact operations throughout the remainder of the year.

The provision for income taxes as a proportion of income for the third quarter of 1998 decreased to 26.8% from 29.8% for the same period of 1997. This decrease resulted from a proportionately higher tax-free income for the period.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

Consolidated net sales for the nine-month period ended September 30, 1998 decreased by $7.4 million to $112.3 million compared with $119.7 million for the same period of 1997. Cement sales during the nine-month period ended September 30, 1998 decreased by 59,000 tons to 778,000 tons. Ready-mixed concrete sales for the nine-month period ended September 30, 1998 decreased by 3.5% to $59.9 million from $62.0 million for the same period of 1997. The decrease in the volume of cement and ready-mixed concrete sales was mostly the result of unusually bad weather during the second and third quarters of 1998. Lime sales for the nine-month period ended September 30, 1998 increased by 19% as compared with sales during the same period of 1997 due to higher export sales during this period, slightly offset by a slowdown in the local markets. Sales in the Company's paper and bag division for the nine-month period ended September 30, 1998 remained constant when compared with sales during the same period of 1997.

Gross margins over the nine-month period ended September 30, 1998 were reported at 27.6% compared with 30.3% in the same period of 1997. The decrease in gross margins resulted from higher costs attributable to production interruptions during the period. As explained above, Hurricane Georges disrupted the Company's production during the latter part of the third quarter. In addition, the Company interrupted its clinker production for 33 days during the months of January and February to perform the work allowed by current permits on its kiln as part of a plant upgrade project. The Company purchased higher-cost clinker to continue the production of cement during the interruption period.

Consolidated selling, general and administrative expenses during the nine-month period ended September 30, 1998 increased 14.4%, to $17.7 million from $15.5 million over the comparable period of 1997. This increase was principally attributable to higher professional fees for legal services associated mainly with ongoing legal proceedings against local Government agencies in the federal and local courts. These expenses are expected to continue to impact operations throughout the remainder of the year.

Interest and financial charges during the nine-month period ended September 30, 1998 decreased by $385,000 to $3.9 million compared with $4.2 million for the same period of 1997. This decrease resulted mainly from interest charges capitalized as part of the plant upgrade project, partially offset by additional interest charges on the $20 million Series B Senior Secured Notes issued in July 1997.

During the nine-month period ended September 30, 1998 the Company reported other income of $226,000. During the same period of 1997, there were other expenses of $72,000. The main reason for this change was the realization of $900,000 on the sale of investments available-for-sale, net of the write-off of obsolete spare parts inventory during 1998.

Year 2000 Status

STATE OF READINESS - The Company has taken various actions to address the Year 2000 problem. The Year 2000 problem is the result of certain computer programs being unable to distinguish between the years 1900 and 2000, and therefore possibly being unable to function or functioning improperly. The Company has formed a committee to identify existing or potential instances of Year 2000 problems and to propose and implement actions to solve such problems. As a result of actions being taken to address the Year 2000 problem, the Company and its subsidiaries expect to be substantially Year 2000 compliant by or before March 31, 1999.

The Company is in the process of migrating its computerized applications to a new processing architecture commonly known as an Enterprise Resource Planning System. The company providing the application software for this migration is JD Edwards. The Company has been advised that the system will be Year 2000 compliant. Applications that will be migrated include general ledger, accounts payable, procurement, inventory management, and payroll. Migration to the new system will be done utilizing a phased approach with full conversion completed by December 1999. Since payroll will be the last application to be converted, program changes are being made to make the current system Year 2000 compliant in the event there is project slippage which will cause us to miss our December 1999 goal of full conversion to the new system. The changes that need to be made to the payroll system are simple in nature and are being done by internal personnel. We estimate that changes to the present payroll system will require approximately 200 person hours with a completion date of March 31, 1999. The mainframe computer that supports the current applications, as well as the computer that was recently acquired to support the new applications, are believed to be Year 2000 compliant.

A recent study made of all personal computers indicated that a small number (15) of computers are not Year 2000 compliant. These are older systems that cannot be upgraded and will be replaced during calendar year 1999.

In the area of manufacturing, the software that supports the x-ray process used in the cement plant needs to be upgraded to make it Year 2000 compliant. The vendor that supports the software has been contacted and the upgrading is scheduled to be done during January 1999.

The Company does not depend heavily on third parties. A study of our suppliers indicated that Year 2000 compliance does not appear to be a substantial problem. The local banks we deal with have reported that they expect to be Year 2000 compliant during the first half of 1999. The Company's customers may also have Year 2000 problems. While the Company does not expect that any such problem would directly prevent or limit such customers' ability to purchase the Company's products, if such customers were unable to operate or encountered substantial problems in their ability to operate, sales by the Company could be affected.

YEAR 2000 COST ISSUES - The estimated cost to bring the Company into Year 2000 compliance is expected to be less than $100,000. This amount includes the changes made to the payroll system, replacement of older personal computers, and upgrade of software to the x-ray application.

YEAR 2000 RISK FACTORS - Year 2000 risk factors facing the Company are minimal. We base this on our belief that the changes that need to be made are minimal, simple in nature and easily corrected

YEAR 2000 CONTINGENCY PLANS - The Company's contingency plan is focused on the migration of its applications to an Integrated Enterprise Resource Planning system. Changes are being made to the present payroll system to make it Year 2000 compliant and will be used in the event of project slippage that could delay the use of the new system as planned.

New Subsidiary - Ponce Capital Corporation

On March 19, 1998, the Company incorporated a new subsidiary, Ponce Capital Corporation ("PCC"), under the laws of the Commonwealth of Puerto Rico. PCC was established for the purpose of providing financing for the purchase of equipment, primarily to existing or prospective customers in the construction and related industries. PCC began operations during September after obtaining its license from the Puerto Rico Commissioner of Financial Institutions.

Forward-Looking Statements

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

On October 22, 1998, Essroc San Juan, Inc. (formerly known as San Juan Cement Co., Inc.), as plaintiff, and the Company and RMC, as defendants, agreed to dismiss with prejudice a civil suit brought by San Juan Cement Co., Inc. seeking relief pursuant to the Federal Clayton Act. In a joint stipulation filed by all parties and approved by the United States District Court for Puerto Rico, all proceedings have been terminated in this legal action relating to the acquisition by the Company of two ready-mixed concrete companies, RMC and Concreto Mixto, Inc. ("CMI") in 1995. CMI was merged into RMC effective January 1, 1997.

On June 27, 1997, the Company filed a lawsuit against the Puerto Rico Department of Consumer Affairs (the "Department") in response to the Department's investigation of the Company's labeling of bags of cement during 1995 through 1997. The Department had asserted that the Registrant's bags should have been labeled with a disclosure that the cement could not be used in public works. Management believes that the Department's basis for this request was the fact that the cement was manufactured utilizing some imported clinker. The lawsuit was based on the Company's belief that the Department did not have legal jurisdiction with respect to this matter or, even if it did have jurisdiction, that the Registrant had not violated any Department rule. On August 18, 1997, it was determined that the Department had the authority to conduct the investigations. Administrative hearings were held on January 8, 14 and 29, and March 13, 1998 by an independent administrative judge appointed by the Department. On March 16, 1998, the administrative judge issued a decision in the case, holding that the Company did not violate any Department rule. On April 16, 1998, the Department appealed the decision of the administrative judge. On June 29, 1998, the Court of Appeals upheld the administrative judge's decision and ordered the dismissal of the case. On August 4, 1998, the Department appealed this decision to the Puerto Rico Supreme Court.

On July 8, 1997, The Puerto Rico Planning Board (the "Planning Board") issued a temporary cease and desist order against the Company's planned housing project at Vega Alta, asserting that the Company did not have the permits needed to extract and process sand and gravel from the site. The Company had previously received permits to build a housing project there, including a "temporary aggregate permit" which the Company believes was properly obtained and is sufficient to conduct the planned operations. The Planning Board held public hearings on the dispute on August 25, and September 23 and 24, 1997. The Planning Board upheld their cease and desist order upon termination of those hearings.

On August 22, 1997, the Company filed an appeal before the Court of Appeals seeking to overturn the action of the Planning Board, but the Court ruled that the Planning Board's action was a temporary suspension not currently subject to court review. On September 25, 1997, the Company requested a cerciorari from the Puerto Rico Supreme Court regarding this matter. On June 30, 1998, the Supreme Court announced the Court was evenly divided. As a result, the decision of the Court of Appeals that the Company's appeal of the Planning Board's actions was not currently subject to court review was affirmed. On July 17, 1998 the Company requested a motion for rehearing by the Supreme Court. On October 22, 1998, the Supreme Court denied this motion.

On February 25, 1998, the Planning Board issued a final cease and desist order against the project. As a separate action, on March 27, 1998, the Company appealed this decision before the Puerto Rico Court of Appeals.

Management believes, based on the advice of its legal counsel, that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

The Puerto Rico tax authority has commenced an initiative to audit all companies with revenues in excess of $10 million. As part of that initiative, the Company's 1995 income tax return is currently under audit. The tax authorities are discussing with management the tax treatment of certain transactions, but have not issued a deficiency notice.

Management believes, based on the advise of its tax consultants, that the Company's tax positions are supportable and is vigorously defending its positions.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5 - OTHER INFORMATION

         NONE

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

                                       PUERTO RICAN CEMENT COMPANY, INC.
                                       ---------------------------------
                                                Registrant



                                       By: /s/ Angel Amaral
                                          -------------------------------------
                                                     Angel Amaral
                                             Vice President and Controller



                                       By: /s/ Jose O. Torres
                                          -------------------------------------
                                                     Jose O. Torres
                                                 Vice President of Finance
                                                      and Treasurer

Date: 11/13/98