Form 10-K
period 1998-12-31
PUERTO RICAN CEMENT CO INC
filed 1999-03-30
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K
             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

COMMONWEALTH OF PUERTO RICO                                     51-A-66-0189525
(State or Other Jurisdiction of                                  (IRS Employer
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes  X   No
                                              -----   -----

                           [Cover page 1 of 2 pages]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant is $165,742,718. This market value was computed by reference to the closing price of the common stock on The New York Stock Exchange on March 23, l999.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the period covered by this report:

    COMMON STOCK,  $1.00 PAR VALUE           5,379,074 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

         l. Portions of the Company's Annual Report to Security Holders for the fiscal year ended December 3l, l998, are incorporated by reference into Parts I and II.

         2. Portions of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III.




















                           [Cover page 2 of 2 pages]

                  CROSS REFERENCE SHEET AND TABLE OF CONTENTS

                                                                               Page
ITEM                                                                          Number   Reference
----                                                                          ------   ---------

                                     PART I

  1.        Business ....................................................        6        (1)
              General Development of Business ...........................        6
              Financial Information About Industry Segments .............        6        (2)
              Narrative Description of Business .........................        7
              Financial Information about Foreign and Domestic
               Operations and Export Sales ..............................       13
              Executive Officers of the Company .........................       13

  2.        Properties ..................................................       14        (3)

  3.        Legal Proceedings ...........................................       16        (4)

  4.        Submission of Matters to a Vote of Security Holders .........       16

                                    PART II

  5.        Market for the Company's Common Equity
             and Related Stockholder Matters ............................       16        (5)

  6.        Selected Financial Data .....................................       16        (6)

  7.        Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................       16        (7)

  8.        Financial Statements and Supplementary Data .................       16        (8)

  9.        Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure.........................       16

                                    PART III


 l0.        Directors and Executive Officers of the Company .............       16        (9)

 11.        Executive Compensation ......................................       17       (10)

 l2.        Security Ownership of Certain Beneficial Owners
             and Management .............................................       17       (11)

 13.        Certain Relationships and Related Transactions ..............       17       (12)

                                    PART IV

 l4.        Exhibits, Financial Statement Schedules and Reports on
              Form 8-K ..................................................       17



--------------------
         (l) Information incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 3l, l998 ("Annual Report") and the Board of Directors' Proxy Statement for use in connection with the Company's Annual Meeting of Stockholders to be held on May 5, l999 ("Proxy Statement").

         (2) Annual Report, page 31, section entitled "Notes to Consolidated Financial Statements, Note 12 / Segment Information."

         (3) Annual Report, page 26, section entitled "Notes to Consolidated Financial Statements, Note 4 / Property, Plant and Equipment" and page 31, section entitled "Notes to Consolidated Financial Statements, Note 13 / Lease Commitments."

         (4) Annual Report, page 32, section entitled "Notes to Consolidated Financial Statements, Note 15 / Contingent Liabilities and Other Commitments," and pages 32 to 33, section entitled "Notes to Consolidated Financial Statements,
                  Note 16 / Legal Proceedings."

         (5) Annual Report, page 18, section entitled "Common Share Prices and Dividends Per Share," page 35, section entitled "Five-Year Statistical Comparison" and pages 27 to 28, section entitled "Notes to Consolidated Financial Statements,
                  Note 9 / Long-term Debt."

         (6)      Annual Report, page 18, section entitled "Selected Financial
                  Data."

         (7) Annual Report, pages 15 to 17, section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         (8) Annual Report, pages 19 to 35, sections entitled "Report of Independent Accountants," "Consolidated Statement of Income," "Consolidated Balance Sheet," "Consolidated Statement of Comprehensive Income," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements," "Consolidated Fourth Quarter Results," "Financial Results by Quarter," and "Five-Year Statistical Comparison."

         (9) Proxy Statement, pages 3 to 8, section entitled "Information about Directors, Nominees and Principal Stockholders."

         (l0) Proxy Statement, pages 11 to 20, sections entitled "Executive Compensation" through and including section entitled "Certain Transactions with Management."

         (11) Proxy Statement, pages 3 to 10, sections entitled "Information about Directors, Nominees and Principal Stockholders" and "Security Ownership of Certain Beneficial Owners."

         (12) Proxy Statement, pages 19 to 20, sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management."

                                     PART I

Item l.  BUSINESS


                      (a) GENERAL DEVELOPMENT OF BUSINESS


Organization

Puerto Rican Cement Company, Inc. ("PRCC" or the "Company") was organized under the laws of the Commonwealth of Puerto Rico in l938. The Company is engaged in the production and sale of cement, ready-mixed concrete and lime; PRCC is also engaged in the packaging business and in realty operations.


               (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS


The Company's financial information is disclosed for the following segments:
(1) cement operations, (2) ready-mixed concrete operations, and (3) all other segments. The "all other segments" category is comprised of the Company's packaging, lime, financing and realty operations. The cement operations include the manufacture and sale of cement. The ready-mixed concrete operations include the sale and distribution of ready-mixed concrete. The packaging division includes the manufacture and sale of multi-wall paper and polypropylene bags. The lime operations include the manufacture and sale of lime. The realty operations include the development, sale and rental of real property owned by the Company. The financing operations involve mostly providing equipment financing to customers in the construction related industries.

Information on the industry segments in which the Company has been engaged for the last three fiscal years, including the amounts of revenue, operating profit and identifiable assets attributable to each of the Company's industry segments, is included as part of PRCC's Annual Report, page 31, section entitled "Notes to Consolidated Financial Statements, Note 12 / Segment Information," which includes the financial statements and schedules furnished pursuant to Item 14 and is incorporated herein by reference.

                     (c) NARRATIVE DESCRIPTION OF BUSINESS


CEMENT OPERATIONS SEGMENT

Principal product. PRCC produces Portland grey cement, Type I, manufactured under specifications of the American Society for Testing Materials. Portland grey cement is used primarily in the construction of residential, commercial and public buildings, and highways.

PRCC's cement plant is located in Ponce, on the southern coast of Puerto Rico. The cement manufacturing process generally involves the extracting, crushing, grinding and blending of limestone, clay and other raw materials. These raw materials are proportioned automatically according to chemical analysis and blended to obtain a stable quality. The Company manufactures cement using the dry process technology, which is more fuel efficient than other technologies. Raw materials, pursuant to the dry process technology, are first processed through a preheating tower, where heat is supplied from hot gases originated in a rotary kiln, to effect partial calcination of the materials before they enter the rotary kiln. Once in the rotary kiln, the raw materials are exposed to extremely high temperatures which create a chemical reaction that converts them into clinker. The clinker drops from the kiln and is cooled with air. At the same time, this air serves to recapture the kiln's heat for use in the preheating process. Finally, gypsum is added to the clinker and both materials are ground to form finished cement.

The Company sells and distributes cement (both in bulk and bagged) in Puerto Rico. Sales are made on a direct basis to independent local distributors, including ready-mixed concrete producers, building material dealers, concrete product manufacturers, government agencies, and general and highway contractors.

During the fiscal year ended December 3l, l998, the Company sold 1,037,086 tons of Portland grey cement to customers in Puerto Rico. Approximately 32.5% of the cement sold by PRCC in 1998 was sold to its ready-mixed concrete subsidiary, Ready Mix Concrete, Inc. ("RMC").

Raw Materials. PRCC owns, in fee, properties containing limestone and sand deposits which directly adjoin or are close to its cement plant site. The Company also owns properties near such plants that contain clay deposits. The Company has not conducted a systematic exploratory drilling program ordinarily considered necessary for the establishment of limestone and other raw material reserves and, accordingly, makes no tonnage estimate of the availability of such raw materials. However, based on the results of scattered drilling on deposits of substantial depths, and past and present production from PRCC's properties, the Company believes that the availability of limestone and other raw materials presents no foreseeable problem. There have been no recent material changes in the exploitation of the principal raw material deposits, and no material changes are expected.

PRCC purchases raw gypsum in the open market from sources outside Puerto Rico. Coal for firing the kilns is purchased from Carbones de Colombia, S.A., a Colombian supplier, under a long-term supply contract. Electricity is purchased from the Puerto Rico Electric Power Authority, and water is obtained from wells located on the Company's properties.

Competition. PRCC is the principal producer of cement in Puerto Rico. During l998, the other cement manufacturing company in Puerto Rico, Essroc San Juan, Inc. (formerly known as San Juan Cement Company, Inc.), accounted for approximately 39.4% of the total bags of cement sold in Puerto Rico. The amount of cement imported to the Puerto Rico market during 1998 was not significant.

Competition for the cement market is based on the price and quality of the products.

Seasonal Effect on Sales. Demand for cement and related products is largely dependent on the requirements of the construction industry, which in Puerto Rico and the Caribbean are not necessarily seasonal because of year-round favorable climatic conditions. However, from time to time, the construction industry is affected by major hurricanes. The requirements of the construction industry depend to some extent on Puerto Rico's general economic conditions.

READY-MIXED CONCRETE OPERATIONS SEGMENT

Principal product. Ready-mixed concrete is produced in batching plants by mixing controlled portions of cement, aggregates, water and chemical additives. The product is delivered to construction sites by concrete-mixer trucks owned by RMC, the Company's ready-mixed concrete subsidiary. The Company sells this product to contractors on public construction projects and to private residential and industrial builders. Net sales totaled $77,369,000 in 1998.

The Company's annual ready-mixed concrete production capacity is over 1.6 million cubic yards, which is distributed in 19 batching plants, with delivery accomplished by a fleet of 256 concrete-mixer trucks. Four batching plants are located on land owned by the Company while the remaining plants are located on parcels of land leased to the Company pursuant to operating leases with terms ranging from one to ten years.

Raw materials. RMC purchases its cement from PRCC. Aggregates, mainly sand and gravel, and chemical additives used to produce concrete are purchased from various outside suppliers.

Competition. The Company is the largest producer of ready-mixed concrete in Puerto Rico. The Company competes with various large ready-mixed companies and several small ready-mixed operators. Competition is considered to be strong and is based primarily on price, although product quality, consistency and customer service are also important.

Seasonal Effect on Sales. Demand for cement products, including ready-mixed concrete, is largely dependent on the requirements of the construction industry, which in Puerto Rico and the Caribbean are not necessarily seasonal because of year-round favorable climatic conditions. However, from time to time, the construction industry is affected by major hurricanes. The requirements of the construction industry depend to some extent on Puerto Rico's general economic conditions.

ALL OTHER SEGMENTS

PACKAGING OPERATIONS

Principal Product. Multi-wall paper bags are produced by the Company's St. Regis Paper and Bag Division. Polypropylene bags are produced by the Company's wholly-owned subsidiary, Poly Bags and Packaging, Inc., which commenced production during 1997. Both types of bags are marketed almost exclusively in Puerto Rico.

During 1998, paper bag sales were made to the following customers: 36% to PRCC and its subsidiaries; 36% to the grain and animal feed industry; 27% to sugar and flour producers; and 1% for miscellaneous uses. Polypropylene bag sales during the year were made to the following customers: 58% to PRCC and its subsidiaries; 20% to fertilizer and animal feed producers; and 22% for miscellaneous uses.

Raw Materials. The Company purchases paper, polypropylene and other related raw materials from various sources outside of Puerto Rico.

Competition. The Company is the principal producer of multi-wall paper bags and the only producer of polypropylene bags in Puerto Rico. The Company competes based on the price and quality of its products principally against imported products.

LIME OPERATIONS

Principal product. The Company manufactures and sells hydrated lime, types Q and S (both in bulk and bagged), and pebble lime (in bulk only).

During the fiscal year ended December 3l, l998, approximately 16.5% of the lime produced by the Company was sold to the local construction and agricultural industries. The remaining 83.5% was sold to other industries for chemical use, both locally and in export markets. Approximately 16% (21% in 1997) of total sales of lime were made to the local Government or its agencies, mainly for use in connection with chemical water purification. Export sales for the year ended December 31, 1998 represented 63% of total lime sales. A significant portion of exported lime is used in the alumina refining industry, and thus demand may vary depending upon the market conditions of that industry.

Raw Materials. Limestone with a high level of calcium carbonate is the only raw material used in the production of lime. The Company currently purchases limestone from various sources close to the plant.

Competition. The Company is the only producer of lime in Puerto Rico. No material amount of lime was imported to the Puerto Rico market during 1998.

Seasonal Effect on Sales. Due to the year-round favorable weather conditions of Puerto Rico and the Caribbean area, sales of limestone are not necessarily seasonal.

FINANCING OPERATIONS

The Company, through one of its wholly-owned subsidiaries, provides equipment financing mostly to block manufacturers, hardware stores and ready-mixed concrete businesses.

REALTY OPERATIONS

The Company, through one of its wholly-owned subsidiaries, owns and holds for future development and sale approximately 532 acres of land throughout Puerto Rico. The Company expects to begin the development of a 300-unit, low-cost housing project on 80 of these acres located in Vega Alta, assuming that the legal proceedings with respect to the required permits for this site are concluded favorably (Refer to Part I, Item 3, "Legal Proceedings").

AGGREGATES OPERATIONS

Principal product. The Company expects to commence an operation to extract limestone from the earth's crust in the municipality of Guanica, Puerto Rico, assuming that the legal proceedings with respect to the required permits for this project are concluded favorably (Refer to Part I, Item 3, "Legal Proceedings"). This operation is located on property leased from the Government of Puerto Rico. The limestone material extracted from this property will be sold principally to the Company's lime subsidiary, Florida Lime Corporation.

Additionally, in order to develop the 300-unit housing project mentioned above, the land upon which the housing units will be built has to be leveled and prepared, resulting in the production of aggregates (principally sand and crushed limestone). These aggregates will be used primarily to supply the Company's ready-mixed concrete operations.

Raw materials. Guanica -- The Company signed a 5-year lease contract, renewable for two additional 5-year periods. The lease provides for a maximum extraction of 500,000 cubic meters of raw material per year. The fees for extraction are $1.00 per cubic meter for the first two years, $1.05 for the next three years and $1.10 for the second 5-year period. The contract also provides for an annual fee of $15,000 for the first 5-year period and $20,000 for the second 5-year period. The annual fees as well as the extraction fees for the third 5-year period are to be negotiated in the future.

The Guanica facility will provide the Company with high-quality limestone material necessary to the production of lime.

Vega Alta - PRC owns, in fee, the property located in Vega Alta upon which it intends to develop the housing project.

Competition. The Guanica site is expected to be the principal supplier of limestone to the Company's lime subsidiary.

The housing project at Vega Alta will compete with other real estate projects on the island. Due to a vast need for low-cost housing in the area, the Company has received numerous requests from potential buyers and has created a waiting list for this purpose.

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


Total Revenue

Set forth below are (i) the total revenue (in thousands of dollars), net of intercompany sales, for each of the last three fiscal years contributed by any class of similar products that accounted for l0% or more of the Company's consolidated net sales in such fiscal years and (ii) the Company's consolidated net sales (in thousands of dollars) for each of the last three fiscal years:


                                        Ready-mixed      Portland       Consolidated
                                          concrete      grey cement       net sales
                                        ----------      -----------     ------------

            1998                          $ 77,369        $ 59,587        $ 148,275
            1997                            81,501          64,790          156,675
            1996                            75,606          62,409          149,277


New Products and Services

On March 19, 1998, the Company organized Ponce Capital Corporation ("PCC") as a wholly-owned subsidiary under the laws of the Commonwealth of Puerto Rico. PCC was established for the purpose of providing equipment financing to block manufacturers, hardware stores and ready-mixed concrete businesses. PCC began operations during September 1998, after obtaining its license from the Commonwealth's Commissioner of Financial Institutions.


Patents and Trademarks

St. Regis Paper and Bag Division had the right to use, until December 3l, l998, certain trademarks, trade names and patents owned by Stone Container Corporation (which trademarks, trade names and patents were once owned by St. Regis Paper Company of New York, which was acquired by Champion International during l985, and thereafter sold to Stone Container Corporation). The Company annually negotiates the renewal of this agreement for the continuing use of such trademarks, trade names and patents. PRCC believes that failure to renew such agreement would have no material impact on this business segment.

Credit and Working Capital Practices

As of December 31, 1998, the Company had invested 11.4% of its total assets in inventory, which consists mainly of operating supplies and repair parts for its equipment. Taking into account the geographical locations of the Company's manufacturing facilities as compared to the geographical locations of its major suppliers, such investment in inventory is considered normal by industry standards. No significant amounts of finished goods are required to be maintained in inventory to meet rapid delivery requirements of customers. PRCC sells its products to customers pursuant to normal commercial open-account payment terms.


Customers

During fiscal year l998, 13.2% of the Company's total sales revenue in the cement and related products segment were made to four (4) unrelated customers. None of these customers individually accounted for 10% or more of the Company's consolidated sales.


Backlog

In the opinion of the Company, backlog is not a relevant consideration in the types of businesses in which it is engaged.


Government Contracts

No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.


Research and Development

During the last three fiscal years, the Company has not spent any material amount of money on research and development activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques for itself or for any of its customers.


Environmental Compliance

During l978, PRCC completed the installation of air pollution control equipment in its cement and lime plants located in Ponce at an aggregate approximate cost of $l7,000,000. Such equipment was installed in order to comply with regulations established by the Puerto Rico Environmental Quality Board ("EQB") and the terms of a consent order signed in August l974 (as amended in July l976 and February l978) with the United States Environmental Protection Agency ("EPA").

The Company financed the cost of the pollution abatement program through a loan obtained in l975 from the Government Development Bank for Puerto Rico. This loan was defeased in l985 as fully described in a Current Report on Form 8-K dated September l985.

PRCC's plants are in compliance with existing environmental regulations. No significant expenditures for pollution control equipment are expected in the near future.

Regulations issued by the EPA limit PRCC's annual clinker production capacity. Until November 1998, such regulations limited the Company's capacity to 971,000 tons. The Company has complied with these limitations and such limitations have not had a material effect on the capital expenditures, earnings or competitive position of PRCC. During 1997, the EPA authorized an increase in the Company's annual clinker production capacity limit to 1,238,100 tons. In November 1998, the Company obtained final approval from the local EQB for this increase in its clinker production capacity. During 1998, the Company performed all plant modifications necessary to increase its plant capacity to comply with the newly approved limits.


Employees

As of December 3l, l998, the Company and its subsidiaries had 1,008 employees.


      (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
                                 EXPORT SALES

During 1998, none of PRCC's industry segments depended to any material extent on foreign operations. A significant portion of Florida Lime Corporation's sales volume depended on export sales.


                     (e) EXECUTIVE OFFICERS OF THE COMPANY

         1. Miguel Nazario, age 51, President and Chief Executive Officer of the Company since January 1995; Vice President from August l994 to December 1994. Prior to joining PRCC, Mr. Nazario held various administrative positions over a ten-year period, most recently as a member of the Corporate Manufacturing Staff of Digital Equipment Corporation.

         2. Jose O. Torres, age 53, Assistant Secretary, Vice-President of Finance and Chief Financial Officer since February 1999; Assistant Secretary, Treasurer and Vice-President of Finance from January 1988 to January 1999; Acting Vice-President of Sales from August 1996 to August 1997; Vice-President and Treasurer from October l983 to December 1987; Vice-President of Sales from l982 to October l983; Treasurer from l976 to l982.

         3. Antonio L. Ferre Rangel, age 32, Senior Corporate Vice-President since February 1999; Executive Vice-President from February 1998 to January 31, 1999; Vice-President of Operations and Strategic Planning from January 1996 to February 1998; Vice-President of Strategic Planning from January 1995 to December 1996. Mr. Ferre joined the Company in 1992.

         4. Rene Di Cristina, age 48, President of RMC since September 1997; Vice-President of RMC from January to September 1997; General Manager of Concreto Mixto, Inc., from August to December 1996; Vice-President of Sales of PRCC from October 1983 to August 1996.

         5. Eufemio Toucet, age 56, Vice-President and General Manager of St. Regis Paper and Bag Division since January 1996; Consultant to the Company from May 1995 to December 1995. Prior to joining the Company, Mr. Toucet was President and owner of Reliable Packaging, Inc. and prior to that worked with Digital Equipment Corporation as Business Operations Manager.

         6. Juan R. Taraza, age 60, Vice-President of Sales and Marketing since August 1997. Mr. Taraza joined the Company in June 1961.

         7. Pedro M. Mena, age 42, Treasurer since February 1999; Assistant Treasurer from February 1987 to January 1999. Mr. Mena joined the Company in August 1978.

         8. Fernando L. Vargas, age 38, Controller since February 1999; Plant Administrator from July 1997 to January 1999. Mr. Vargas joined the Company in April 1991.

All officers are elected to serve for a term of one year and until the election and qualification of their respective successors.


Item 2.  PROPERTIES

Used in cement operations segment

PRCC owns, in fee, a cement plant located in Ponce, Puerto Rico, on a 25-acre site. The Ponce cement plant operates under the dry process technology. During 1998, the Company produced 1,032,500 tons of cement. During that same period, the Company produced 890,000 tons of clinker utilizing approximate 70.7% (79.4% in 1997) of its effective kiln's clinker production capacity.

The Company owns, in fee, properties containing adequate deposits of limestone and other raw materials, used in the production of Portland grey cement, which directly adjoin or are near the plant sites.

PRCC leases, under a long-term lease expiring in year 2004, with the municipality of Ponce, a parcel of land on which it has installed certain facilities for receiving and handling coal. The coal received through one such facility is used to fuel the Company's cement and hydrated lime manufacturing operations.

Used in ready-mixed concrete operations segment

PRCC owns, in fee, nineteen batching plants used in the production of ready-mixed concrete. Four of these batching plants are located on sites owned, in fee, by the Company. The remaining plants are located on leased properties with lease terms ranging from one to ten years. The Company does not expect any problem in the renewal of these contracts. The Company also owns a fleet of 256 concrete-mixer trucks.

During l998, PRCC continued the repairs and maintenance program on its plants. The Company believes that its plants are currently in good condition and properly maintained.

Used in all other segments

Packaging. The manufacturing plant of the St. Regis Paper and Bag Division is located on a site owned, in fee, by the Company in Ponce, Puerto Rico. The Company believes the plant to be in good condition and properly maintained.

Lime. PRCC owns, in fee, a lime manufacturing plant that is located within the Ponce cement plant premises. During 1998, the lime plant produced 40,500 tons of lime and was operated at approximately 81.9% of its capacity. The Company believes the plant to be in good condition and properly maintained.

Realty. PRCC and one of its subsidiaries own, in fee, and hold for future development and sale, approximately 542 acres of land throughout Puerto Rico.

Used for office facilities

The Company and its subsidiaries own a one story building which houses its executive offices located at the Amelia Industrial Park, in Guaynabo, Puerto Rico.

RMC's administrative offices are located on leased property in Carolina, Puerto Rico.

Information about leased properties is incorporated by reference from the Annual Report, page 31, section entitled "Notes to Consolidated Financial Statements, Note 13 / Lease Commitments."

Item 3.  LEGAL PROCEEDINGS

There are presently pending against the Company the legal proceedings described in the Annual Report, page 32, section entitled "Notes to Consolidated Financial Statements, Note 15 / Contingent Liabilities and Other Commitments," and pages 32 to 33, section entitled "Notes to Consolidated Financial Statements, Note 16 / Legal Proceedings," furnished pursuant to Item 14, to which reference is hereby made and which is incorporated by reference herein.


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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


Item l0. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a)      Identification of Directors

Information required herein is contained in a definitive Proxy Statement for use in connection with the Company's Annual Meeting of Stockholders to be held on May 5, l999 filed with the Commission pursuant to Regulation l4A pages 3 to 8, section entitled "Information about Directors, Nominees and Principal Stockholders" and is incorporated herein by reference.

 (b) Identification of Executive Officers. (See Item 1. Business Section. Sub-section (e)).

Item 11. EXECUTIVE COMPENSATION

Information required by Item 11 is contained in the Proxy Statement, pages 11 to 20, section entitled "Executive Compensation" through and including the section entitled "Certain Transactions with Management," and is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item l2 is contained in the Proxy Statement, pages 3 to 10, sections entitled "Information about Directors, Nominees and Principal Stockholders" and "Security Ownership of Certain Beneficial Owners," and is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is contained in the Proxy Statement, pages 19 to 20, sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management" and is incorporated herein by reference.


                                    PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report on Form 10-K:

         1. Consolidated Financial Statements incorporated by reference to the Annual Report, pages 19 to 33; and

         2. Financial statement schedules and supplementary data required by Item 8 of Form 10-K filed herewith.

The financial statement schedules required by Item 14(d) of Form 10-K are excluded since the Company is primarily an operating company. All subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have any minority equity interest and/or indebtedness to any person other than the Company or the consolidated subsidiaries in amounts which together exceed l0% of PRCC's total consolidated assets at December 3l, l998.

(b)      Reports on Form 8-K:   None.

(c)      Exhibits required by Item 601 of Regulation S-K:

         3.       Certificate of Incorporation and By-laws

                  i. Certificate of Incorporation and amendment thereto filed as an exhibit to Form S-l on March 25, 1963, with (i) composite copy of the Certificate of Incorporation dated May l6, l983 filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1983, (ii) amendment dated May 6, 1987 filed as an exhibit to Form 10-Q for the fiscal quarter ended June 30, 1987 and (iii) amendment dated May 5, 1993 (increasing the number of authorized shares of common stock from 10 million to 20 million) filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1993.*

                  ii. By-Laws of the Company, as amended, filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1987, with (i) amendment dated January 1993 filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1993,* (ii) amendment dated December 22, 1994, filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994,* and (iii) amendment dated February 24, 1999 filed herewith.*

         l0.      Material contracts

                  10.1 Commercial Agreement between PRCC and Carbones de Colombia, S.A. dated April 17, 1998 filed herewith.*

                  10.2     (a)      Consolidated and restated loan agreement
                           dated as of September 27, 1985 among PRCC, PRCC's Guarantors and the Government Development Bank for Puerto Rico for approximately $18.3 million encompassing all outstanding debt of the Company to the bank as of that date.*

                           (b) Indenture trust agreement dated September 27, l985 between PRCC as grantor and Banco de Ponce as trustee for the benefit of the Government Development Bank for Puerto Rico.*

                                    (Both documents listed above in this
                                    paragraph l0.2 were filed as exhibits to a Current Report on Form 8-K dated September l985 and are related to the early extinguishment of the debt transaction described therein.)

                  10.3 Form of Severance Compensation Agreement executed by the Company during the third quarter of 1998 with 25 of the Company's executives, filed as an exhibit to Form 10-Q for the fiscal quarter ended June 30, 1998.**

                  10.4 Amendment to the Consulting Agreement between PRCC and Antonio Luis Ferre dated January 1, 1995 filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994.**

                  10.5 Note Purchase Agreement dated January 27, 1997, with respect to $50,000,000 of Series A and $20,000,000 of Series B Senior Secured Notes due January 27, 2017 (used to refinance the outstanding principal balances of various long-term debt) filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996.*

         13. Annual Report to security holders for the year ended December 3l, l998.

         21. Subsidiaries of the Company are included as part of the Annual Report to security holders, page 37, section entitled "Subsidiaries." All of the Company's subsidiaries are incorporated under the laws of the Commonwealth of Puerto Rico, except for Caribbean Cement Carriers Corporation, which is incorporated under the laws of the Republic of Panama, and Ferre Export Corporation, which is incorporated under the laws of the state of New York.

         23. Consent of PricewaterhouseCoopers LLP, independent public accountants.

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

PUERTO RICAN CEMENT COMPANY, INC.
           (REGISTRANT)


Date:  March 24, 1999                      By:      /S/ Miguel Nazario
                                               --------------------------------
                                                        Miguel Nazario
                                                  President and Chief Executive
                                                       Officer and Director

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Date:  March 24, 1999                         By:            /S/ Miguel Nazario
                                                  ---------------------------------------
                                                                 Miguel Nazario
                                                           President, Chief Executive
                                                              Officer and Director


Date:  March 24, 1999                         By:          /S/ Antonio Luis Ferre
                                                  ---------------------------------------
                                                              Antonio Luis Ferre
                                                             Director and Chairman
                                                                 of the Board


Date:  March 24, 1999                         By:        /S/ Alberto A. Paracchini
                                                  ---------------------------------------
                                                            Alberto M. Paracchini
                                                          Director and Vice Chairman
                                                                 of the Board


Date:  March 24, 1999                         By:          /S/ Hector del Valle
                                                  ---------------------------------------
                                                               Hector del Valle
                                                            Director and Vice Chairman
                                                                   of the Board


Date:  March 24, 1999                         By:      /S/ Antonio L. Ferre Rangel
                                                  ---------------------------------------
                                                         Antonio L. Ferre Rangel
                                                     Senior Corporate Vice President
                                                              And Director


Date:  March 24, 1999                         By:         /S/ Jose O. Torres
                                                  ---------------------------------------
                                                              Jose O. Torres
                                                    Assistant Secretary, Vice-President of
                                                     Finance and Chief Financial Officer


Date:  March 24, 1999                         By:         /S/ Pedro. M. Mena
                                                  ---------------------------------------
                                                              Pedro M. Mena
                                                                Treasurer



Date:  March 24, 1999                         By:       /S/ Fernando L. Vargas
                                                   --------------------------------------
                                                            Fernando L. Vargas
                                                                Controller



Date:  March 24, 1999                         By:          /S/ Jose J. Suarez
                                                  ---------------------------------------
                                                              Jose J. Suarez
                                                                 Director


Date:  March 24, 1999                         By:          /S/ Carlos del Rio
                                                  ---------------------------------------
                                                              Carlos del Rio
                                                                 Director


Date:  March 24, 1999                         By:            /S/ Angel Torres
                                                  ---------------------------------------
                                                                Angel Torres
                                                                  Director


Date:  March 24, 1999                         By:           /S/ Emilio J. Venegas
                                                  ---------------------------------------
                                                                Emilio J. Venegas
                                                                    Director


Date:  March 24, 1999                         By:            /S/ Oscar A. Blasini
                                                   --------------------------------------
                                                                 Oscar A. Blasini
                                                                     Director


Date:  March 24, 1999                         By:            /S/ Rosario J. Ferre
                                                  ---------------------------------------
                                                                 Rosario J. Ferre
                                                                     Director


Date:  March 24, 1999                         By:        /S/ Federico F. Sanchez
                                                  ---------------------------------------
                                                             Federico F. Sanchez
                                                                  Director



Date:  March 24, 1999                         By:            /S/ Jorge L. Fuentes
                                                  ---------------------------------------
                                                                 Jorge L. Fuentes
                                                                     Director


Date:  March 24, 1999                         By:          /S/ Luis A. Ferre Rangel
                                                  ---------------------------------------
                                                             Luis A. Ferre Rangel
                                                                   Director


Date:  March 24, 1999                         By:             /S/ Juan A. Albors
                                                  ---------------------------------------
                                                                  Juan A. Albors
                                                                     Director


Date:  March 24, 1999                         By: /S/ Waldemar del Valle Armstrong
                                                  ---------------------------------------
                                                     Waldemar del Valle Armstrong
                                                               Director

                       PUERTO RICAN CEMENT COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                                     INDEX



                                                                                        Page
                                                                                        ----

Report of independent accountants ..............................................         25
Schedule VIII - Valuation and Qualifying accounts for the years ended
   December 31, 1998, 1997 and 1996 ............................................         26
Financial Data Schedule ........................................................         27

                                                                       SCHEDULE
                                                                           VIII

           PUERTO RICAN CEMENT COMPANY, INC. AND SUBSIDIARY COMPANIES
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



------------------------------------------------------------------------------------------------------------------------
               COLUMN A                    COLUMN B                  COLUMN C                COLUMN D          COLUMN E
------------------------------------------------------------------------------------------------------------------------
                                                            Additions                    Deductions from
                                          Balance at       Charged to       Additions   Reserves Write-off    Balance at
                                          Beginning         Cost and       Charged to    of Uncollectible       End of
             DESCRIPTION                   of Year          Expenses          Other          Accounts            Year
------------------------------------------------------------------------------------------------------------------------

            Allowance for
           doubtful accounts


                 1998                   $ 1,451,969        $ 145,424             $ 0         $ 301,236      $ 1,296,157


                 1997                     1,538,585          233,135               0           319,751        1,451,969


                 1996                     1,539,788          101,102               0           102,305        1,538,585