Form 10-Q
period 1999-03-31
PUERTO RICAN CEMENT CO INC
filed 1999-05-14
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended March 31, 1999 or
                                               --------------

(  )     Transition report pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934.

           For the transition period from            to
                                          ----------    ------------

                         Commission File Number: 1-4753

                        Puerto Rican Cement Company, Inc.
                        ---------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

  Commonwealth of Puerto Rico                                51-A-66-0189525
-------------------------------                           ---------------------
(State or Other Jurisdiction of                           (IRS Employer ID No.)
 Incorporation or Organization)

 PO Box 364487 - San Juan, P.R.                                  00936-4487
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)

       Registrant's Telephone Number, Including Area Code: (787) 783-3000
                                                           --------------
                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

           Common stock, $1.00 Par Value; 5,379,074 Shares Outstanding
           -----------------------------------------------------------

                        PUERTO RICAN CEMENT COMPANY, INC.


                                      INDEX

                                                                                                PAGE NO.
                                                                                                --------


Part I -  Financial Information

          Item 1  -  Financial Statements

          Consolidated Balance Sheet as of March 31, 1999 and
          December 31, 1998 ............................................................          3 - 4

          Consolidated Statement of Income for the three-month periods
          ended on March 31, 1999 and 1998..............................................            5

          Consolidated Statement of Cash Flows for the three-month
          periods ended on March 31, 1999 and 1998......................................            6

          Notes to Consolidated Financial Statements....................................           7 - 8

          Item 2  -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................................           8 - 11

          Item 3  -  Quantitative and Qualitative Disclosures About
          Market Risk...................................................................             11

Part II - Other Information.............................................................             12

          Signatures....................................................................             13

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

                        Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                 March       December
                                                               31, 1999      31, 1998
                                                               --------      --------
                                                                   (In thousands)

Assets
Current assets
    Cash and cash equivalents                                 $  6,668      $  7,481
------------------------------------------------------------------------------------
    Short-term investments                                      23,092        20,667
------------------------------------------------------------------------------------
   Notes and accounts receivable - net of allowance
       for doubtful accounts of $1,336 in 1999 and
       $1,296 in 1998                                           37,008        28,799
------------------------------------------------------------------------------------
   Inventories:
       Finished products                                         1,486         1,803
       Work in process                                           5,229         6,467
       Raw materials                                             3,152         3,788
       Maintenance and operating supplies                       21,204        20,965
       Land held for sale, including development costs             923           923
------------------------------------------------------------------------------------
 Total inventories                                              31,994        33,946
------------------------------------------------------------------------------------
 Prepaid expenses                                                5,614         5,087
------------------------------------------------------------------------------------
Total current assets                                           104,376        95,980
Property, plant and equipment - net of accumulated
 depreciation, depletion and amortization of $86,431
 in 1999 and $83,117 in 1998                                   163,958       162,278
Long-term investments                                           32,453        31,987
Other assets                                                     8,309         8,524
------------------------------------------------------------------------------------
Total                                                         $309,096      $298,769
====================================================================================


See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                  March 31,    December 31,
                                                                                     1999          1998
                                                                                  ---------    ------------
                                                                                      (In thousands)
Liabilities and stockholders' equity
Current liabilities
   Notes payable                                                                   $    238      $    551
   Current portion of long-term debt                                                  2,433         2,452
   Accounts payable                                                                  16,607         9,842
   Accrued liabilities                                                                7,942         8,225
   Income taxes payable                                                               1,207         1,458
---------------------------------------------------------------------------------------------------------
Total current liabilities                                                            28,427        22,528
---------------------------------------------------------------------------------------------------------
Long-term liabilities
   Long-term debt, less current portion                                              79,992        80,542
   Deferred income taxes                                                             34,203        32,359
   Other long-term liabilities, including
       postretirement benefits                                                        3,091         3,082
---------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                         117,286       115,983
---------------------------------------------------------------------------------------------------------
Total liabilities                                                                   145,713       138,511
---------------------------------------------------------------------------------------------------------
Stockholders' equity
   Preferred stock, authorized 2,000,000
       shares of $5.00 par value each; none issued
   Common stock, authorized 20,000,000
       shares of $1.00 par value each; issued
       6,000,000 shares, outstanding 5,379,074 shares
       as of March 31, 1999 and December 31, 1998                                     6,000         6,000
   Additional paid-in capital                                                        14,703        14,703
   Retained earnings                                                                159,295       156,170
---------------------------------------------------------------------------------------------------------
                                                                                    179,998       176,873
Less: Shares of common stock in treasury, at cost
      (620,926 shares as of March 31, 1999 and
      December 31, 1998)                                                             16,615        16,615
---------------------------------------------------------------------------------------------------------
Stockholders' equity - net                                                          163,383       160,258
---------------------------------------------------------------------------------------------------------
Total                                                                              $309,096      $298,769
=========================================================================================================


See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)

Three months ended March 31,                        1999                1998
------------------------------------------------------------------------------
                                             (In Thousands, except share data)
Net sales                                       $    44,638       $    36,459
Revenue from real estate operations                      26                25
------------------------------------------------------------------------------
                                                     44,664            36,484
Cost of sales                                        31,475            27,677
------------------------------------------------------------------------------
Gross margin                                         13,189             8,807
Selling, general & administrative expenses            6,581             5,523
------------------------------------------------------------------------------
Income from operations                                6,608             3,284
------------------------------------------------------------------------------
Other (credits) charges:
   Interest and financial charges                     1,518             1,001
   Interest income                                     (916)             (867)
   Other (income) expenses                              264              (729)
------------------------------------------------------------------------------
             Total other (credits) charges              866              (595)
------------------------------------------------------------------------------
Income before income tax                              5,742             3,879
Provision for income tax                              1,595               565
------------------------------------------------------------------------------
Net income                                      $     4,147       $     3,314
==============================================================================
Net income per share                            $      0.77       $      0.61
==============================================================================
Average common shares outstanding                 5,379,074         5,429,407
==============================================================================


See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

For the three months ended March 31,                               1999          1998
--------------------------------------------------------------------------------------
                                                                     (In thousands)

Cash flows from operating activities:
Net income                                                       $ 4,147       $ 3,314
--------------------------------------------------------------------------------------
   Adjustments to reconcile net income to
   cash flows from operating activities:
         Depreciation, depletion and amortization                  3,371         3,207
         Accretion of discount on investments                       (647)         (675)
         Provision for deferred income taxes                       1,844          (482)
         Postretirement benefits cost                                  9            15
         Gain on sale of investments available-for-sale               --          (893)
         Loss (gain) on sale of fixed assets                           2           (14)
         Changes in assets and liabilities:
              Increase in notes and accounts receivable           (7,792)       (1,632)
              Decrease (increase) in inventories                   1,951        (2,054)
              (Increase) decrease in prepaid expenses               (527)          118
              (Increase) decrease in other long-term assets         (195)          483
              Increase in accounts payable                         6,764         2,536
              Decrease in accrued liabilities                       (282)         (185)
              (Decrease) increase in income taxes payable           (251)          611
--------------------------------------------------------------------------------------
                  Total adjustments                                4,247         1,035
--------------------------------------------------------------------------------------
         Cash provided by operations                               8,394         4,349
--------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                           (5,063)       (7,645)
   Increase in long-term notes receivable                            (20)           --
   Redemption of long-term investments                               416         3,835
   Proceeds from sale of investments available-for-sale               --         2,373
   Purchase of investments                                        (2,660)           --
   Proceeds from sale of fixed assets                                 24            23
--------------------------------------------------------------------------------------
         Cash used in investing activities                        (7,303)       (1,414)
--------------------------------------------------------------------------------------
Cash flows from financing activities:
   Purchase of treasury stock                                         --        (3,288)
   Repayment of long-term debt                                      (570)         (305)
   Dividends paid                                                 (1,022)       (1,023)
   Decrease in notes payable                                        (312)         (394)
--------------------------------------------------------------------------------------
         Cash used in financing activities                        (1,904)       (5,010)
--------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                               (813)       (2,075)
Cash and cash equivalents - beginning of period                    7,481         2,995
--------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                        $ 6,668       $   920
======================================================================================


See notes to consolidated financial statements.

                        PUERTO RICAN CEMENT COMPANY, INC.
                                   (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statements: In the opinion of Puerto Rican Cement Company, Inc. (the "Company" or "Registrant"), the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position at March 31, 1999 and December 31, 1998, the results of operations and cash flows, and the changes in stockholders' equity for the three-month periods ended March 31, 1999 and 1998. The results of operations for this interim period are not necessarily indicative of the results to be expected for the full year.

2. Comprehensive income: Other comprehensive income includes net realized and unrealized gains and losses on investments in available-for-sale securities. There were no investments in available-for-sale securities during the first quarter of 1999. Total comprehensive income for the first quarter of 1998 is summarized as follows (000's omitted):

                                                                           1998
                                                                         --------
         Net income                                                      $  3,314
                                                                         --------
         Other comprehensive income, before tax:
            Unrealized gains on securities:
                Unrealized holding gains arising during the period            151
                Less: reclassification adjustment for gains
                  included in net income                                     (893)
                                                                         --------
         Other comprehensive income before tax                               (742)
         Income tax expense related to items of other
           comprehensive income                                               186
                                                                         --------
         Other comprehensive income, net of tax                              (556)
                                                                         --------
                Comprehensive income                                     $  2,758
                                                                         ========

3. Segment information: Puerto Rican Cement has identified three reportable segments: Cement operations, Ready-mixed concrete operations and All other segments, which include the operations of lime, realty, financing, and paper and packaging. Segment detail for the quarter is summarized as follows (000's omitted):

                                                            Ready-mixed   All other
                                                 Cement      Concrete      Segments      Total
                                                 ------     -----------   ---------      -----

         March 31, 1999
         --------------
         Revenues
              Total revenues                    $ 27,742      $22,693      $ 3,981      $ 54,416
              Less - Intersegment revenues         8,446           --        1,306         9,752
                                                --------      -------      -------      --------
              Net revenues                      $ 19,296      $22,693      $ 2,675      $ 44,664
                                                ========      =======      =======      ========
         Net income                             $  2,956      $   529      $   662      $  4,147
                                                ========      =======      =======      ========
         Total assets                           $171,012      $57,832      $80,252      $309,096
                                                ========      =======      =======      ========

                                                   Ready-mixed  All other
                                        Cement       Concrete    Segments       Total
                                        ------     -----------  ---------       -----
March 31, 1998
Revenues
     Total revenues                    $ 21,992      $18,864      $ 3,935      $ 44,791
     Less - Intersegment revenues         7,273           --        1,034         8,307
                                       --------      -------      -------      --------
     Net revenues                      $ 14,719      $18,864      $ 2,901      $ 36,484
                                       ========      =======      =======      ========
Net income                             $  1,993      $   973      $   348      $  3,314
                                       ========      =======      =======      ========
Total assets                           $171,240      $50,082      $69,787      $291,109
                                       ========      =======      =======      ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cash and cash equivalents decreased to $6.7 million as of March 31, 1999 from $7.5 million as of December 31, 1998. This decrease resulted, in part, from the repayment of $570,000 in principal on the Company's long-term debt.

         Investments, including short-term and long-term investments held to maturity, increased $ 2.1 million to $62.2 million at March 31, 1999 from $60.1 million at December 31, 1998. This was the result of the addition of $2.7 million in new investments plus $647,000 of accretion in value of the Company's investment in zero-coupon notes, net of $416,000 in redemption of investments.

         Notes and accounts receivable increased by $8.2 million, to $37.0 million at March 31, 1999 from $28.8 million as of December 31, 1998. The increase is mainly attributable to the high volume of sales experienced during this quarter as compared to the last quarter of 1998. The average collection period has been kept within the Company's normal levels of below 60 days.

         Inventories decreased by $1.9 million to $32.0 million as of March 31, 1999 from $33.9 million as of December 31, 1998. Decreases in clinker (work in process) of $1.2 million and cement (finished products) of $484,000 as the result of increased sales volume contributed to this decline.

         Prepaid expenses of $5.6 million as of March 31, 1999 were $527,000 higher than the $5.1 million balance as of December 31, 1998. This increase resulted principally from the payment, in March, of the municipal license tax for the next fiscal year.

         Property, plant and equipment increased by $1.7 million to $164.0 million as of March 31, 1999 from $162.3 million as of December 31, 1998. This increase resulted from capital expenditures of $5.0 million net of depreciation and amortization of $3.4 million.

         Total current liabilities increased $5.9 million to $28.4 million as of March 31, 1999 from $22.5 million as of December 31, 1998. The increase was mainly due to an increase in accounts payable trade related to the purchase of new trucks for the Company's ready-mixed concrete subsidiary. In addition, accounts payable trade was impacted by increased purchases of raw materials as a consequence of the increase in sales for this quarter.

         At its March 24, 1999 meeting, the Board of Directors of the Registrant declared a 19 cents per share dividend on its common stock, payable on May 14, 1999 to stockholders of record on April 16, 1999. As of March 31, 1999, the Registrant had 5,379,074 shares of common stock issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at March 31, 1999, increased to $75.9 million from $73.5 million at December 31, 1998. This was due to an increase in short-term investments resulting from excess cash provided by operations. Although working capital increased, the current ratio decreased to 3.67 to 1 as of March 31, 1999, from 4.26 to 1 as of December 31, 1998. The reduction in this item was due mainly to an increase in current liabilities resulting from higher accounts payable.

         Capital expenditures incurred during the three-month period ended March 31, 1999, totaled $5.0 million. Depreciation expense for the same period totaled $3.3 million.

         As of March 31, 1999, the approximate aggregate maturity of long-term debt for the remainder of 1999 and thereafter are as follows (in thousands):


         1999                                                       $ 1,883
         2000                                                         2,350
         2001                                                         3,550
         2002                                                         3,400
         2003 and thereafter                                         71,242
                                                                    -------
         Total                                                      $82,425
                                                                    =======

         Loan agreements with term lenders impose certain restrictions on the Company concerning working capital, indebtedness, dividends, investments and certain advances, among other restrictions. At March 31, 1999, the Company was in compliance with the provisions of the loan agreements.

         The Company has available credit facilities in the aggregate amount of $20,600,000 with commercial banks for short-term financing and discount of trade paper from customers. These short-term facilities are renewable annually at the discretion of the banks, which at this time do not require any commitment fees. No amount was outstanding under these facilities at any month-end during the quarter ending March 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

         The Registrant realized first-quarter net income of $4,147,000, or $0.77 per share, compared with $3,314,000, or $0.61 per share, for the same period last year, representing an increase of 25.0%, or $0.16, per share.

         Consolidated net sales for the first quarter of 1999 increased by 22% to $44.6 million compared with $36.5 million in the same quarter of 1998. Cement sales grew 27% from 257,000 tons during the first quarter of 1998 to 326,000 tons during 1999 first quarter with average selling prices declining less than 1%. Ready-mixed concrete sales jumped 19% from 304,000 cubic yards in the first quarter of 1998 compared with 363,000 cubic yards during the same period of 1999. Both increases were the result of increased activity in the construction industry during the 1999 first quarter. The Company believes this increase in the construction activity will continue at least through the second quarter of 1999.

         Consolidated cost of sales for the first quarter of 1999 increased by 13.7% to $31.5 million from $27.7 million for the comparable period of 1998. This increase was mostly attributable to the higher volume of sales experienced during this first quarter.

         Gross margins increased to 29.5% during the first quarter of 1999 compared to gross margins of 24.1% during the same quarter of 1998. Improvements in this area were attributable to a better production capacity utilization in our cement and ready-mixed concrete operations. Profit margins for 1998 were affected by higher costs associated with a production shut down as part of a plant upgrade project.

         Selling, general and administrative expenses increased to $6.6 million in the first quarter of 1999 from $5.5 million over the comparable quarter of 1998. As a percentage of sales, selling, general and administrative expense, remained at approximately 15% for both quarters. The increase of $1.1 million was principally attributable to normal inflationary growth and higher professional fees for legal services associated mainly with the legal proceedings against local Government agencies in the federal and local courts settled on May 11, 1999. The Company's new projects are not yet contributing to consolidated operations.

         Interest and financial charges increased by $500,000 to $1.5 million in the first quarter of 1999 compared with $1.0 million for the same quarter of 1998. In 1998, interest expenses of $460,000 related to the plant upgrade project were capitalized as part of the cost of this project.

         Other (income) expenses migrated from an income of $729,000 in the first quarter of 1998 to an expense of $264,000 for the same period in 1999. The main reason for this change was the realization of a $900,000 gain in the sale of investment available-for-sale during the first quarter of 1998.

         The provision for income taxes, as a proportion to income, increased to 28% for the first quarter of 1999 as compared with 15% for the same period of 1998. This increase resulted from higher taxable income during the 1999 period. In 1998, the acquisition at a discount of tax credits derived from investments in government incentive programs, and the taxation of gains from sales of investments available-for-sale at capital gain rates instead of higher corporate tax rates, helped reduced the provision for that quarter.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this document, including in this Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company and its businesses to be materially different from that expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; political and social conditions; government regulations and compliance therewith; demographic changes; sales mix; pricing levels; changes in sales to, or the identity of, significant customers; changes in technology, including the technology of cement production; capacity constraints; availability of raw materials and adequate labor; availability of liquidity sufficient to meet the Company's needs; the ability to adapt to changes resulting from acquisitions; and various other factors referenced in this Management's and Discussion Analysis. The Company could be particularly affected by weather in Puerto Rico, changes in the Puerto Rico economy, and changes in the Government of Puerto Rico or the manner in which it regulates the Company.

         The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's investment portfolio is subject to market risk. Market risk is the risk of economic loss arising from adverse changes in market rates and prices, such as interest rates and other relevant market prices. The Company's primary market risk exposure relates to interest rates, as interest rate volatility impacts the value of the Company's investment portfolio. The re-pricing of the Company's financial assets and liabilities also affects interest income and interest expense. The Company manages its interest rate risk exposure to maintain the stability of interest income and interest expense under varying interest rate environments. Taking advantage of the favorable interest rate scenario in recent years, the Company has taken certain steps to minimize its interest rate risk exposure, which include obtaining long-term financing at fixed interest rates (see discussion under liquidity and capital resources.) At the same time, to minimize its interest rate risk exposure and manage its liquidity needs, the Company invests primarily in securities issued or guaranteed by the US government and its agencies with short-term (one year or less) and medium-term (over 1 through 7 years). The Company also invested in a US government security with a 20-year term provided as collateral and source of repayment to one of its long-term debts.

PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         On May 10, 1999, the Company entered into a comprehensive settlement with the Government of Puerto Rico and various other parties on disputes involving its Vega Alta and Guanica projects.

         Under the terms of the settlement agreement and related order signed May 11, 1999 by Judge Jose Fuste of the United States District Court, the Company was granted all Puerto Rico permits necessary to develop and operate its limestone quarry at Guanica, Puerto Rico, and develop the 300-unit real estate project at Vega Alta, Puerto Rico. Included were the permits necessary to remove aggregates from the Vega Alta site and process them at a new facility in Carolina.

         In its order, the court ruled that the Company "has complied with all laws and regulations concerning the issuance of permits and authorizations" for the Guanica, Vega Alta and Carolina projects, and that all permits for the projects have been validly issued as a matter of law.

         As part of the settlement, the Company, its subsidiary, Desarrollos Multiples Insulares, Inc., and El Nuevo Dia, a newspaper largely owned by the Chairman of the Company and members of his family, terminated their joint civil rights suit against the Governor of Puerto Rico and various other individual government officials. The Government of Puerto Rico agreed to establish a non-political mechanism for allocating purchases of newspaper advertising from the various newspaper on the island.

         The settlement and order also resulted in the termination of all other pending agency and court actions relating to the Guanica and Vega Alta projects.


ITEM 5 - OTHER INFORMATION

         None.

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

                                PUERTO RICAN CEMENT COMPANY, INC.
                                ---------------------------------
                                           Registrant


                                     By:           /s/ Jose O. Torres
                                         --------------------------------------
                                                     Jose O. Torres
                                     Vice President and Chief Financial Officer



Date: 5/13/99