Form 10-Q
period 1999-06-30
PUERTO RICAN CEMENT CO INC
filed 1999-08-13
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended June 30, 1999 or
                                               -------------
[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

                       For the transition period from        to
                                                       -------   -------
                         Commission File Number: 1-4753
                                                 ------
                       Puerto Rican Cement Company, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Commonwealth of Puerto Rico                                   51-A-66-0189525
--------------------------------------------------------------              ---------------------
(State or Other Jurisdiction of Incorporation or Organization)              (IRS Employer ID No.)


   PO Box 364487 - San Juan, P.R.                                                  00936-4487
----------------------------------------                                    ---------------------
(Address of Principal Executive Offices)                                          (Zip Code)




       Registrant's Telephone Number, Including Area Code: (787) 783-3000
                                                           --------------
                                 Not Applicable
----------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]        NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Common stock, $1.00 Par Value; 5,186,274 Shares Outstanding
          -----------------------------------------------------------

                       PUERTO RICAN CEMENT COMPANY, INC.

                                     INDEX


                                                                                PAGE NO.
                                                                                --------
Part I  - Financial Information

          Item 1  -  Financial Statements

          Consolidated Balance Sheet as of June 30, 1999 and
          December 31, 1998..................................................... 3 - 4

          Consolidated Statement of Income for the six-month periods
          ended on June 30, 1999 and 1998.......................................   5

          Consolidated Statement of Cash Flows for the six-month
          periods ended on June 30, 1999 and 1998...............................   6

          Notes to Consolidated Financial Statements............................ 7 - 8

          Item 2  -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................... 8 - 11

          Item 3  -  Quantitative and Qualitative Disclosures About
          Market Risk...........................................................   11

Part II - Other Information.....................................................   12

          Signatures............................................................   13

Part I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)


                                                                         June                December
                                                                       30, 1999              31, 1998
                                                                       --------              --------
                                                                               (In thousands)
Assets
Current assets
    Cash and cash equivalents                                            $   11,555             $   7,481
---------------------------------------------------------------------------------------------------------
    Short-term investments                                                   12,615                20,667
---------------------------------------------------------------------------------------------------------
   Notes and accounts receivable - net of allowance
       for doubtful accounts of $1,053 in 1999 and
       $1,296 in 1998                                                        38,807                28,799
---------------------------------------------------------------------------------------------------------
   Inventories:
       Finished products                                                      1,761                 1,803
       Work in process                                                        3,097                 6,467
       Raw materials                                                          3,869                 3,788
       Maintenance and operating supplies                                    22,347                20,965
       Land held for sale, including development costs                          923                   923
---------------------------------------------------------------------------------------------------------
 Total inventories                                                           31,997                33,946
---------------------------------------------------------------------------------------------------------
 Prepaid expenses                                                             8,011                 5,087
---------------------------------------------------------------------------------------------------------
Total current assets                                                        102,985                95,980

Property, plant and equipment - net of accumulated
 depreciation, depletion and amortization of $89,782
 in 1999 and $83,117 in 1998                                                164,803               162,278
Long-term investments                                                        32,113                31,987
Other assets                                                                  8,334                 8,524
---------------------------------------------------------------------------------------------------------
Total                                                                      $308,235              $298,769
=========================================================================================================



See notes to consolidated financial statements.

                       Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)


                                                                       June                December
                                                                     30, 1999              31, 1998
                                                                     --------              --------
                                                                           (In thousands)
Liabilities and stockholders' equity
Current liabilities
   Notes payable                                                   $      1,304          $        551
   Current portion of long-term debt                                      2,424                 2,452
   Accounts payable                                                      16,174                 9,842
   Accrued liabilities                                                   10,220                 8,225
   Income taxes payable                                                   1,311                 1,458
-----------------------------------------------------------------------------------------------------
Total current liabilities                                                31,433                22,528
-----------------------------------------------------------------------------------------------------
Long-term liabilities
   Long-term debt, less current portion                                  80,691                80,542
   Deferred income taxes                                                 32,902                32,359
   Other long-term liabilities, including
    postretirement benefits                                               3,095                 3,082
-----------------------------------------------------------------------------------------------------
Total long-term liabilities                                             116,688               115,983
-----------------------------------------------------------------------------------------------------
Total liabilities                                                       148,121               138,511
-----------------------------------------------------------------------------------------------------
Stockholders' equity
   Preferred stock, authorized 2,000,000
       shares of $5.00 par value each; none issued
   Common stock, authorized 20,000,000
       shares of $1.00 par value each; issued
       6,000,000 shares, outstanding 5,186,274 shares
       as of June 30, 1999 and December 31, 1998                          6,000                 6,000
   Additional paid-in capital                                            14,703                14,703
   Retained earnings                                                    162,428               156,170
-----------------------------------------------------------------------------------------------------
                                                                        183,131               176,873
Less:    Shares of common stock in treasury, at cost
         (813,726 as of June 30, 1999 and 620,926 as of
         December 31, 1998)                                              23,017                16,615
-----------------------------------------------------------------------------------------------------
Stockholders' equity - net                                              160,114               160,258
-----------------------------------------------------------------------------------------------------
Total                                                                  $308,235              $298,769
=====================================================================================================


See notes to consolidated financial statements.

                       Puerto Rican Cement Company, Inc.
           Consolidated Statement of Income and Comprehensive income
                                  (Unaudited)

(In Thousands, except share data)                                   Three Months Ended           Six Months Ended
-------------------------------------------------------------------------------------------------------------------
                                                                         June 30,                    June 30,
                                                                    1999          1998        1999             1998
Net sales                                                      $   48,054   $   39,334     $   92,692    $   75,793
Revenue from real estate operations                                    26           25             52            50
-------------------------------------------------------------------------------------------------------------------
                                                                   48,080       39,359         92,744        75,843
Cost of sales                                                      33,402       27,225         64,878        54,902
-------------------------------------------------------------------------------------------------------------------
Gross margin                                                       14,678       12,134         27,866        20,941
Selling, general & administrative expenses                          7,728        6,272         14,309        11,794
-------------------------------------------------------------------------------------------------------------------
Income from operations                                              6,950        5,862         13,557         9,147
-------------------------------------------------------------------------------------------------------------------
Other (credits) charges:
   Interest and financial charges                                   1,562        1,367          3,080         2,368
   Interest income                                                   (916)        (793)        (1,832)       (1,660)
   Other (income) expenses                                            328          283            592          (446)
-------------------------------------------------------------------------------------------------------------------
             Total other (credits) charges                            974          857          1,840           262
-------------------------------------------------------------------------------------------------------------------
Income before income tax                                            5,976        5,005         11,717         8,885
Provision for income tax                                            1,844        1,385          3,438         1,950
-------------------------------------------------------------------------------------------------------------------
Net income                                                          4,132        3,620          8,279         6,935
Other comprehensive income, net                                         -          (12)             -          (568)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                                           $    4,132   $    3,608     $    8,279    $    6,367
===================================================================================================================
Net income per share                                                $0.78        $0.67          $1.55         $1.28
===================================================================================================================
Average common shares outstanding                               5,346,941    5,411,274      5,346,941     5,411,274
===================================================================================================================


See notes to consolidated financial statements.

                       Puerto Rican Cement Company, Inc.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

For the six months ended June 30,                                                   1999                  1998
---------------------------------------------------------------------------------------------------------------
                                                                                         (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $ 8,279               $ 6,935
--------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to
   cash flows from operating activities:
         Depreciation, depletion and amortization                                  6,916                 6,587
         Accretion of discount on investments                                     (1,231)               (1,336)
         Provision for deferred income taxes                                         544                (1,164)
         Postretirement benefits cost                                                 13                    29
         Gain on sale of investments available-for-sale                                -                  (891)
         Loss on sale of fixed assets                                                 13                    17

         Changes in assets and liabilities:
              Increase in notes and accounts receivable                           (9,555)               (2,414)
              Decrease (increase) in inventories                                   1,949                (4,042)
              Increase in prepaid expenses                                        (2,924)               (1,274)
              (Increase) in other long-term assets                                  (144)                 (600)
              Increase in accounts payable                                         6,355                   862
              Increase in accrued liabilities                                      1,995                 1,530
              (Decrease) in income taxes payable                                    (147)                  (39)
---------------------------------------------------------------------------------------------------------------
                  Total adjustments                                                3,784                (2,735)
---------------------------------------------------------------------------------------------------------------
         Cash provided by operations                                              12,063                 4,200
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                           (9,536)              (10,281)
   Increase in long-term notes receivable                                           (146)                   -
   Maturity of long-term investments                                              11,817                 3,373
   Proceeds from sale of investments available-for-sale                                -                 6,690
   Purchase of investments                                                        (2,660)                    -
   Proceeds from sale of fixed assets                                                109                   485
--------------------------------------------------------------------------------------------------------------
         Cash (used in) provided by investing activities                            (416)                  267
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                                     (6,403)               (3,530)
   Repayment of long-term debt                                                    (1,129)                 (525)
   Dividends paid (2,044)                                                         (2,044)               (2,045)
   Proceeds from loans                                                             1,249                     -
   Increase in notes payable                                                         754                   595
--------------------------------------------------------------------------------------------------------------
         Cash used in financing activities                                        (7,573)               (5,505)
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                   4,074                (1,038)
Cash and cash equivalents - beginning of period                                    7,481                 2,996
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                        $11,555                $1,958
==============================================================================================================


See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                                  (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statements: In the opinion of Puerto Rican Cement Company, Inc. (the "Company" or "Registrant"), the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position at June 30, 1999 and December 31, 1998, the results of operations and cash flows, and the changes in stockholders' equity for the six-month periods ended June 30, 1999 and 1998. The results of operations for this interim period are not necessarily indicative of the results to be expected for the full year.

2. Comprehensive income: Comprehensive income includes unrealized gains and losses on investments in available-for-sale securities. There were no investments in available-for-sale securities during the first six months of 1999. Total comprehensive income for the six months period ended June 30, 1998 is summarized as follows (in thousands):


                                                                                                    1998
                        Net income                                                                $  6,935
                                                                                                  --------
                        Other comprehensive income, before tax:
                               Unrealized gains on securities:
                               Unrealized holding gains arising during the period                     147
                               Less:  reclassification adjustment for gains
                                 included in net income                                              (903)
                                                                                                  --------
                        Other comprehensive income before tax                                        (756)
                        Income tax expense related to items of other
                           comprehensive income                                                       188
                                                                                                  --------
                        Other comprehensive income, net of tax                                        (568)
                                                                                                  --------
                               Comprehensive income                                               $  6,367
                                                                                                  ========

3. Segment information: Puerto Rican Cement has identified three reportable segments: Cement operations, Ready-mixed concrete operations and All other segments, which include the operations of lime, realty, financing, and paper and packaging. Segment detail for the six-month period ended June 30, is summarized as follows (in thousands):


                                                                Ready-mixed        All Other
                                                   Cement         Concrete          Segments           Total
                                                 ---------      ----------         ----------         ---------
         June 30, 1999
         Revenues
              Total revenues                     $  56,792        $  50,390        $    7,110         $114,292
              Less - Intersegment revenues          19,116                              2,432           21,548
                                                 ---------        ---------        ----------         --------
              Net revenues                       $  37,676        $  50,390        $    4,678         $ 92,744
                                                 =========        =========        ==========         ========
         Net income                              $   5,836        $   1,341        $    1,102         $  8,279
                                                 =========        =========        ==========         ========
         Total assets                            $ 172,185        $  62,382        $   73,668         $308,235
                                                 =========        =========        ==========         ========


                                                                 Ready-mixed      All other
                                                   Cement         Concrete        Segments           Total
                                                 ----------      -----------      ---------          ------
         June 30, 1998
         -------------
         Revenues
              Total revenues                     $  45,122        $  39,987         $   7,891        $  93,000
              Less - Intersegment revenues          15,118                -             2,039           17,157
                                                 ---------        ---------         ---------        ---------
              Net revenues                       $  30,004        $  39,987         $   5,852        $  75,843
                                                 =========        =========         =========        =========
         Net income                              $   4,539        $   1,555(1)      $     841        $   6,935
                                                 =========        =========         =========        =========
         Total assets                            $ 173,362        $  51,246         $  68,338        $ 292,946
                                                 =========        =========         =========        =========

(1) Includes approximately $900,000 from the gain of available-for-sale investments

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cash and cash equivalents increased $4.1 million to $11.6 million as of June 30, 1999 from $7.5 million as of December 31, 1998. This increase was principally the result of the maturity of long-term investment during this period, the proceeds of which were invested in short-term investments classified as cash equivalents.

         Investments, including short-term and long-term, decreased $7.9 million to $44.7 million as of June 30, 1999 from $52.6 million as of December 31, 1998. This was the result of a $11.8 million maturity of long-term investments, net of $2.7 million in new investments and a $1.2 million accretion in value of the Company's zero-coupon investment guaranteeing the principal payment on the $70 million long-term debt.

         Notes and accounts receivable increased by $10 million, to $38.8 million at June 30, 1999 from $28.8 million as of December 31, 1998. The increase is mainly attributable to a high volume of sales experienced during the second quarter as compared to the last quarter of 1998. Notwithstanding the increase in aggregate amount, average collection period remained within the Company's historical levels.

         Inventories decreased by $1.9 million to $32.0 million as of June 30, 1999 from $33.9 million as of December 31, 1998. A decrease in clinker inventory of $3.4 million resulted from a higher consumption of this material caused by increased cement sales volume. This decline was offset by an increase of $1.2 million in coal inventory due to the timing of shipments received late in the second quarter.

         Prepaid expenses of $8.0 million as of June 30, 1999 were $2.9 million higher than the $5.1 million balance as of December 31, 1998. This increase resulted principally from payments related to insurance, property tax and municipal license tax scheduled for this period.

         Property, plant and equipment increased by $2.5 million to $164.8 million as of June 30, 1999 from $162.3 million as of December 31, 1998. This increase resulted from capital expenditures of $9.5 million less depreciation and amortization of $6.9 million.

         Total current liabilities increased $8.9 million to $31.4 million as of June 30, 1999 from $22.5 million as of December 31, 1998. The increase was mainly due to the purchase of clinker, gypsum, volcanic rock and coal shipments received in June 1999.

         During the second quarter of 1999, the Company repurchased 192,800 shares of its outstanding common stock for $6.4 million. These acquisitions are part of a repurchase program of up to 300,000 shares, approved by the Company's Board of Directors at its February 1998 meeting.

         At its June 23, 1999 meeting, the Board of Directors of the Registrant declared a $0.19 per share dividend on its common stock, payable on August 9, 1999 to stockholders of record on July 12, 1999. As of June 30, 1999, the Registrant had 5,186,274 shares of common stock issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased to $71.6 million as of June 30, 1999 compared with $73.5 million as of December 31, 1998. The current ratio decreased to 3.28 to 1 as of June 30, 1999 from 4.26 to 1 as of December 31, 1998. The reduction was due mainly to an increase in current liabilities resulting from higher accounts payable.

         During the six-month period ending June 30, 1999, long-term investments totaling $11.8 million were redeemed at their maturity date. The cash from these matured investment, in addition to the $12.1 million of cash generated by the Company's operations, was used principally to finance capital expenditures of $9.5 million, purchase stock for $6.4 million, pay dividends in the amount of $2 million and invest $2.7 million.

         Capital expenditures incurred during the six-month period ended June 30, 1999 totaled $9.5 million. Depreciation expense for the same period totaled $6.9 million.

         During the second quarter of 1999, the Company, through one of its subsidiaries, financed the acquisition of heavy equipment totaling $1.2 million. Total long-term debt at June 30, 1999 did not reflect this increase in debt because of scheduled principal payments of $1.1 million made during this year. The $70 million long-term debt is secured by a zero-coupon U.S. Treasury bond pledged as collateral for and as a source of repayment of the principle amount on the long-term debt after the maturity of the notes.

         As of June 30, 1999, the approximate aggregate maturity of long-term debt for the remainder of 1999 and thereafter are as follows (in thousands):


                  1999                                        $  1,324
                  2000                                           3,599
                  2001                                           3,550
                  2002                                           3,400
                  2003 and thereafter                           71,242
                                                              --------
                  Total                                       $ 83,115
                                                              ========

         Loan agreements with term lenders impose certain restrictions on the Company concerning working capital, indebtedness, dividends, investments and certain advances, among other restrictions. At June 30, 1999, the Company was in compliance with the provisions of the loan agreements.

         The Company has available credit facilities in the aggregate amount of $20,600,000 with commercial banks for short-term financing and discount of trade paper from customers. These short-term facilities are renewable annually at the discretion of the banks. The facilities do not require any commitment fees. No amount was outstanding under these facilities at any month-end during the six-month period ending June 30, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

         Net income for the second quarter of 1999 was $4,132,000, or $0.78 per share, an increase of 14% over the $3,620,000, or $0.67 per share, for the second quarter of 1998.

         Consolidated net sales for the second quarter of 1999 increased 22% to $48.1 million compared with $39.4 million for the same quarter of 1998. Cement sales increased 28% from 271,000 tons during the second quarter of 1998 to approximately 349,000 tons during the second quarter of 1999. Ready-mixed concrete sales also reported a 29% gain from 340,000 cubic yards in the second quarter of 1998 to 438,000 cubic yards during the same period of 1999. These increases were the result of a strong construction activity throughout Puerto Rico following the passing of Hurricane Georges in 1998.

         Consolidated cost of sales for the second quarter of 1999 increased 23% to $33.4 million from $27.2 million for the comparable period of 1998 due principally to the higher volume of sales experienced during the first six months period of 1999.

         Gross margins of 30.5% for the second quarter of 1999 remained consistent with a gross margin of 30.8% for the same quarter of 1998. However, in the second quarter of 1999, cost of sales for the ready-mixed concrete segment was impacted by increases in the cost of aggregates used in the manufacture of ready-mixed concrete.

         Selling, general and administrative expenses increased to $7.7 million in the second quarter of 1999 from $6.3 million in the comparable quarter of 1998, though remaining at approximately 16% as a percentage of sales for both quarters. The increase of $1.4 million was principally attributable to higher professional fees for legal services. These services were associated with the legal action against local government agencies related to the dispute involving the Company's Vega Alta and Guanica projects. As reported in the Form 10-Q for the quarter ended March 31, 1999, the court action was settled on May 10, 1999, but legal expenses on related matters are expected to continue affecting the remainder of 1999 at a declining rate. The Company's Vega Alta and Guanica projects, although in the process of implementation, are not yet contributing to consolidated operations.

         Interest and financial charges increased $196,000 in the second quarter of 1999, as well as interest income, which increased $123,000. Both increases are principally related to the new business by the Company's financing subsidiary, Ponce Capital Corp., which began operations in September of 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

         Results for the six-month period ended June 30, 1999 were positively impacted by an increased sales volume in both the cement and ready-mixed concrete operations. Consolidated net sales increased $16.9 million, or 22%, to $92.4 million compared with $75.8 million for the same six-month period of 1998. Cement sales grew 28% to 674,000 tons during the six-month period ended June 30, 1999 from 528,000 tons for the same six-month period of 1998. Ready-mixed concrete sales increased 24% from 645,000 cubic yards during the six-month period ended June 30, 1998 to more than 801,000 during the same period of 1999. These increases were offset by a 17% decline in sales in the Company's paper and bag division.

         Cost of sales increased from $54.9 million as of June 30, 1998 to $64.9 million as of June 30, 1999, an 18% hike that was a direct result of the increase in sales. The increased in sales volume allowed a better capacity utilization at both the cement and ready-mixed concrete facilities, leading to an increase in gross margin to 30% as of June 30, 1999 from 27.6% during the same period of 1998.

         Selling, general and administrative expenses for the six-month period ended June 30, 1999 increased $2.5 million from $11.8 million for the same six-month period ended June 30, 1998 to $14.3 million as of June 30, 1999. Higher legal expenses related to the legal claims described previously, as these actions approached resolution during this year, were the main reason for the 21% increase.

         Interest expenses for the six-month period ended June 30, 1999 increased $712,000 from the same period of 1998 to $3.1 million. This increase was due to interest expenses on new debt from the Company's subsidiary, Ponce Capital, and because over $549,000 of interest was capitalized during the first six-month of 1998.

         Other (income) expenses shifted from an income of $446,000 in the six-month period ended June 30, 1998 to an expense of $592,000 for the same period in 1999. The main reason for this change was the realization of a $900,000 gain in the sale of investments available-for-sale during the first quarter of 1998.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this document, including in this Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company and its businesses to be materially different from that expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; political and social conditions; government regulations and compliance therewith; demographic changes; sales mix; pricing levels; changes in sales to, or the identity of, significant customers; changes in technology, including the technology of cement production; capacity constraints; availability of raw materials and adequate labor; availability of liquidity sufficient to meet the Company's needs; the ability to adapt to changes resulting from acquisitions; and various other factors referenced in this Management's Discussion and Analysis. The Company could be particularly affected by weather in Puerto Rico, changes in the Puerto Rico economy, and changes in the Government of Puerto Rico or the manner in which it regulates the Company.

         The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's investment portfolio is subject to market risk. Market risk is the risk of economic loss arising from adverse changes in market rates and prices, such as interest rates and other relevant market prices. The Company's primary market risk exposure relates to interest rates, as interest rate volatility affects the value of the Company's investment portfolio. The re-pricing of the Company's financial assets and liabilities also affects interest income and interest expense. The Company manages its interest rate risk exposure to maintain the stability of interest income and interest expense under varying interest rate environments. Taking advantage of the favorable interest rate scenario in recent years, the Company has taken certain steps to minimize its interest rate risk exposure, which include obtaining long-term financing at fixed interest rates (see discussion under liquidity and capital resources). At the same time, to minimize its interest rate risk exposure and manage its liquidity needs, the Company invests primarily in securities issued by the United States government and its agencies with short-term (one year or less) and medium-term (over 1 through 7 years). The Company also invested in a US government security with a 20-year term provided as collateral for and a source of repayment of one of its long-term debts.

PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders was held at the Executive Offices of the Company, at Guaynabo, Puerto Rico, on May 5, 1999.

(c) The election of five Class III Directors for a term of three years and one Class II Director for a term of two years was submitted to a vote at that meeting. The result of the votes taken at such meeting for the election of Class III and Class II Directors is as follows:


                                                                   Number of             Number of
                                             Number of           Shares Voted         Shares Withheld
                                           Shares Voted             Against             from Voting
         Name of Nominee                    for Nominee             Nominee             for Nominee
         ---------------                   ------------          ------------         ---------------
         Class III
         Antonio L. Ferre                    5,213,157               5,489                11,251
         Alberto M. Paracchini               5,213,057               5,589                11,251
         Jose J. Suarez                      5,212,872               5,774                11,251
         Carlos del Rio                      5,145,672              72,974                11,251
         Antonio L. Ferre Rangel             5,214,357               4,289                11,251

         Class II
         Angel O. Torres                     5,211,542               9,504                 8,851


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


                                       PUERTO RICAN CEMENT COMPANY, INC.
                                   -------------------------------------------
                                                  Registrant


                                By: /s/ Jose O. Torres
                                   -------------------------------------------
                                                   Jose O. Torres
                                    Vice President and Chief Financial Officer

Date: 8/12/99