Form 10-Q
period 1999-09-30
PUERTO RICAN CEMENT CO INC
filed 1999-11-12
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]            Quarterly report pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934.

              For the quarterly period ended September 30, 1999 or
                                             ------------------

[ ]            Transition report pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934.

              For the transition period from          to
                                             --------    ---------

                         Commission File Number: 1-4753
                                                 ------

                       Puerto Rican Cement Company, Inc.
                       ---------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Commonwealth of Puerto Rico                             51-A-66-0189525
--------------------------------------------------------------          ---------------
(State or Other Jurisdiction of Incorporation or Organization)      (I.R.S. Employer ID No.)

      PO Box 364487 - San Juan, P.R.                                            00936-4487
----------------------------------------                                        ----------
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

                            YES [X]         NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Common Stock, $1.00 Par Value; 5,186,274 Shares Outstanding
          -----------------------------------------------------------

                       PUERTO RICAN CEMENT COMPANY, INC.


                                     INDEX

                                                                                              PAGE NO.
                                                                                              --------

Part I -   Financial Information

           Item 1  -  Financial Statements

           Consolidated Balance Sheet as of September 30, 1999 and
           December 31, 1998............................................................         3 - 4

           Consolidated Statement of Income for the nine-month periods
           ended on September 30, 1999 and 1998.........................................             5

           Consolidated Statement of Cash Flows for the nine-month
           periods ended on September 30, 1999 and 1998 ................................             6

           Notes to Consolidated Financial Statements...................................         7 - 8

           Item 2  -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .........................................        8 - 11

           Item 3  -  Quantitative and Qualitative Disclosures About
           Market Risk .................................................................            12

Part II -  Other Information  ..........................................................            12

           Signatures...................................................................            13

Part I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)

                                                                        September 30,        December 31,
                                                                            1999                1998
                                                                        -------------        ------------
                                                                                  (In thousands)

Assets
Current assets
    Cash and cash equivalents                                             $   7,199             $   7,481
---------------------------------------------------------------------------------------------------------
    Short-term investments                                                   10,468                20,667
---------------------------------------------------------------------------------------------------------
    Notes and accounts receivable - net of allowance
             for doubtful accounts of $802 in 1999 and
             $1,296 in 1998                                                  37,412                28,799
---------------------------------------------------------------------------------------------------------
    Inventories:
       Finished products                                                      1,489                 1,803
       Work in process                                                        3,214                 6,467
       Raw materials                                                          3,574                 3,788
       Maintenance and operating supplies                                    22,720                20,965
       Land held for sale, including development costs                          923                   923
---------------------------------------------------------------------------------------------------------
    Total inventories                                                        31,920                33,946
---------------------------------------------------------------------------------------------------------
    Prepaid expenses                                                          8,115                 5,087
---------------------------------------------------------------------------------------------------------
Total current assets                                                         95,114                95,980
Property, plant and equipment - net of accumulated
    depreciation, depletion and amortization of $93,343
    in 1999 and $83,117 in 1998                                             168,024               162,278
Long-term investments                                                        35,091                31,987
Other assets, including long-term notes receivable                           11,152                 8,524
---------------------------------------------------------------------------------------------------------
Total                                                                      $309,381              $298,769
=========================================================================================================

See notes to consolidated financial statements.

                       Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)


                                                                        September 30,        December 31,
                                                                            1999                 1998
                                                                        -------------        ------------
                                                                                  (In thousands)

Liabilities and stockholders' equity
Current liabilities
   Notes payable                                                        $       886          $        551
   Current portion of long-term debt                                          3,205                 2,452
   Accounts payable                                                          13,067                 9,842
   Accrued liabilities                                                        9,384                 8,225
   Income taxes payable                                                       3,282                 1,458
---------------------------------------------------------------------------------------------------------
Total current liabilities                                                    29,824                22,528
---------------------------------------------------------------------------------------------------------
Long-term liabilities
   Long-term debt, less current portion                                      82,904                80,542
   Deferred income taxes                                                     31,918                32,359
   Other long-term liabilities, including
       postretirement benefits                                                3,057                 3,082
---------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                 117,879               115,983
---------------------------------------------------------------------------------------------------------
Total liabilities                                                           147,703               138,511
---------------------------------------------------------------------------------------------------------
Stockholders' equity
   Preferred stock, authorized 2,000,000
       shares of $5.00 par value each; none issued
   Common stock, authorized 20,000,000
       shares of $1.00 par value each; issued
       6,000,000 shares                                                       6,000                 6,000
   Additional paid-in capital                                                14,703                14,703
   Retained earnings                                                        164,001               156,170
---------------------------------------------------------------------------------------------------------
                                                                            184,704               176,873

Less:  Shares of common stock in treasury, at cost
       (813,726 shares as of September 30, 1999 and
       620,926 shares as of December 31, 1998)                               23,026                16,615
---------------------------------------------------------------------------------------------------------
Stockholders' equity - net                                                  161,678               160,258
---------------------------------------------------------------------------------------------------------
Total                                                                      $309,381              $298,769
=========================================================================================================

See notes to consolidated financial statements.

                       Puerto Rican Cement Company, Inc.
           Consolidated Statement of Income and Comprehensive income
                                  (Unaudited)

(In Thousands, except share data)                       Three Months Ended                   Nine Months Ended
---------------------------------------------------------------------------------------------------------------------
                                                           September 30,                         September 30,
                                                      1999               1998              1999                1998

Net sales                                        $    43,417        $    36,525        $   136,109        $   112,318
Revenue from real estate operations                       27                 25                 79                 75
---------------------------------------------------------------------------------------------------------------------
                                                      43,444             36,550            136,188            112,393
Cost of sales                                         33,418             26,455             98,296             81,357
---------------------------------------------------------------------------------------------------------------------
Gross margin                                          10,026             10,095             37,892             31,036
Selling, general & administrative expenses             6,170              5,925             20,479             17,719
---------------------------------------------------------------------------------------------------------------------
Income from operations                                 3,856              4,170             17,413             13,317
---------------------------------------------------------------------------------------------------------------------
Other (credits) charges:
   Interest and financial charges                      1,337              1,489              4,417              3,857
   Interest income                                      (860)              (842)            (2,692)            (2,502)
   Other (income) expenses                              (188)               220                404               (226)
---------------------------------------------------------------------------------------------------------------------
             Total other (credits) charges               289                867              2,129              1,129
---------------------------------------------------------------------------------------------------------------------

Income before income tax                               3,567              3,303             15,284             12,188
Provision for income tax                               1,008                884              4,446              2,834
---------------------------------------------------------------------------------------------------------------------
Net income                                             2,559              2,419             10,838              9,354
Other comprehensive income, net of tax                    --                268                 --               (300)
---------------------------------------------------------------------------------------------------------------------

Comprehensive income                             $     2,559        $     2,687        $    10,838        $     9,054
=====================================================================================================================
Net income per share                             $      0.48        $      0.45        $      2.05        $      1.73
=====================================================================================================================
Average common shares outstanding                  5,293,385          5,396,963          5,293,385          5,396,963
=====================================================================================================================

See notes to consolidated financial statements.

                       Puerto Rican Cement Company, Inc.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

For the nine months ended September 30,                                          1999            1998
-----------------------------------------------------------------------------------------------------
                                                                                   (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $ 10,838        $  9,354
-----------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to
   cash flows from operating activities:
         Depreciation, depletion and amortization                              10,490           9,944
         Accretion of discount on investments                                  (1,782)         (2,009)
         Provision for deferred income taxes                                     (440)         (1,769)
         Postretirement benefits cost                                             (26)             42
         Gain on sale of investments available-for-sale                            --            (891)
         Loss on sale of fixed assets                                              13              10

         Changes in assets and liabilities:
              Increase in notes and accounts receivable                        (6,943)         (3,995)
              Decrease (increase) in inventories                                2,026          (3,834)
              Increase in prepaid expenses                                     (3,027)         (2,141)
              Increase in other long-term assets                                 (467)         (1,000)
              Increase in accounts payable                                      3,261             659
              Increase in accrued liabilities                                   1,159             639
              Increase in income taxes payable                                  1,824           1,435
-----------------------------------------------------------------------------------------------------
                  Total adjustments                                             6,088          (2,910)
-----------------------------------------------------------------------------------------------------
         Cash provided by operations                                           16,926           6,444
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (16,318)        (12,776)
   Increase in long-term notes receivable                                      (3,872)         (3,026)
   Maturity of long-term investments                                           14,037           3,373
   Proceeds from sale of investments available-for-sale                            --           6,690
   Purchase of investments                                                     (5,160)             --
   Proceeds from sale of fixed assets                                             109             514
-----------------------------------------------------------------------------------------------------
         Cash used in investing activities                                    (11,204)         (5,225)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                                  (6,411)         (3,530)
   Repayment of long-term debt                                                 (2,134)           (907)
   Dividends paid                                                              (3,043)         (3,069)
   Proceeds from loans                                                          5,249              --
   Increase in notes payable                                                      335           4,349
-----------------------------------------------------------------------------------------------------
         Cash used in financing activities                                     (6,004)         (3,157)
-----------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                            (282)         (1,938)
Cash and cash equivalents - beginning of period                                 7,481           2,996
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                    $  7,199        $  1,058
=====================================================================================================

See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                                  (Unaudited)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statements: In the opinion of Puerto Rican Cement Company, Inc. (the "Company" or "Registrant"), the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position at September 30, 1999 and December 31, 1998 and the results of operations and cash flows and the changes in stockholders' equity for the nine-month periods ended September 30, 1999 and 1998. The results of operations for this interim period are not necessarily indicative of the results to be expected for the full year.

2. Comprehensive Income: Comprehensive income includes unrealized gains and losses on investments in available-for-sale securities. There were no investments in available-for-sale securities during the first nine months of 1999. Total comprehensive income for the nine-month period ended September 30, 1998 is summarized as follows (in thousands):

                                                                             1998
                                                                             ----

         Net income                                                        $  9,354
                                                                           --------
         Other comprehensive income, before tax:
               Unrealized gains on securities:
                    Unrealized holding gains arising during the period          314
                    Less: reclassification adjustment for gains
                      included in net income                                   (760)
                                                                           --------
         Other comprehensive income before tax                                 (446)
         Income tax expense related to items of other
               comprehensive income                                             146
                                                                           --------
         Other comprehensive income, net of tax                                (300)
                                                                           --------
                    Comprehensive income                                   $  9,054
                                                                           ========

3. Segment information: Puerto Rican Cement has identified three reportable segments: cement operations, ready-mixed concrete operations and all other segments, which include the operations of lime, realty, financing, and paper and packaging. Segment detail for the nine-month period ended September 30, 1999 and 1998 is summarized as follows (in thousands):

                                                                 Ready-mixed       All Other
                                                  Cement          Concrete          Segments           Total
                                                 ---------        ---------       -----------        ---------

         SEPTEMBER 30, 1999

         Revenues
              Total revenues                     $  83,760        $  74,563        $   10,091        $ 168,414
              Less - Intersegment revenues          28,489               --             3,737           32,226
                                                 ---------        ---------       -----------        ---------
              Net revenues                       $  55,271        $  74,563        $    6,354        $ 136,188
                                                 =========        =========        ==========        =========

       SEPTEMBER 30, 1998
         Revenues
              Total revenues                     $  66,274        $  59,851        $   11,606        $ 137,731
              Less - Intersegment revenues          22,337               --             3,001           25,338
                                                 ---------        ---------        ----------        ---------
              Net revenues                       $  43,937        $  59,851        $    8,605        $ 112,393
                                                 =========        =========        ==========        =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Investments, including short-term and long-term, decreased $7.1 million to $45.6 million as of September 30, 1999 from $52.6 million as of December 31, 1998. During this period, $14 million of long-term investments matured of which $5.2 million were reinvested. Investments also include a $1.8 million accretion in the value of the Company's investment in a zero-coupon. This zero-coupon investment is securing the principal payment on the Company's $70 million long-term notes.

         Notes and accounts receivable increased by $8.6 million to $37.4 million as of September 30, 1999 from $28.8 million as of December 31, 1998. The increase is mainly attributable to a 21% increase in sales volume when the last quarter of 1998 is compared to the third quarter of 1999.

         Inventories decreased by $2 million to $31.9 million as of September 30, 1999 from $33.9 million as of December 31, 1998. Clinker inventory declined $3.2 million as a result of higher clinker consumption caused by a surging demand for cement. This decline was offset by an increase of approximately $1 million in coal inventory due to the timing of shipments.

         Prepaid expenses of $8.1 million as of September 30, 1999 were $3 million higher than the $5.1 million balance as of December 31, 1998. This increase resulted principally from payments related to insurance, property tax and municipal license tax, which are prepaid and amortized over the covered period.

         Property, plant and equipment increased by $5.7 million to $168 million as of September 30, 1999 from $162.3 million as of December 31, 1998. This increase resulted from capital expenditures of $16.3 million less depreciation and amortization of $10.5 million.

         Other long-term assets increased $2.6 million to $11.2 million as of September 30, 1999. The increase was mainly due to a $2.2 million growth in the loan portfolio of the Company's financing subsidiary.

         Total current liabilities increased $7.3 million to $29.8 million as of September 30, 1999 from $22.5 million as of December 31, 1998. The increase was mainly due to increased purchases of raw materials at a higher average cost by our ready-mixed concrete subsidiary, responding to a higher volume in sales.

         At its September 22, 1999 meeting, the Board of Directors of the Registrant declared a $0.19 per share dividend on its common stock, payable on November 11, 1999 to stockholders of record on October 1, 1999. As of September 30, 1999, the Registrant had 5,186,274 shares of common stock issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased to $65.3 million as of September 30, 1999 compared with $73.5 million as of December 31, 1998. The current ratio decreased to 3.19 to 1 as of June 30, 1999 from 4.26 to 1 as of December 31, 1998. The reduction was due mainly to the increase in current liabilities resulting from higher accounts payable.

         As mentioned above, long-term investments totaling $14 million were redeemed at their respective maturity dates during the nine-month period ending September 30, 1999. The cash from these matured investments, in addition to $16.9 million of cash generated by the Company's operations, was used to finance capital expenditures of $16.3 million, repurchase 192,800 shares of the Company common stock for $6.4 million, pay dividends in the amount of $3 million and new invest of $5.2 million.

         Capital expenditures incurred during the nine-month period ended September 30, 1999 totaled $16.3 million. Depreciation expense for the same period totaled $10.5 million.

         Total long-term debt as of September 30, 1999 reflected a net increase of $3.1 million from $83 million as of December 31, 1998 to $86.1 million as of September 30, 1999. The mainly reason for this increase was new loans taken to funding our financing subsidiary, net of debt repayments of $2.1 million for the nine-month period ending September 30, 1999.

         As of September 30, 1999, the approximate aggregate maturity of long-term debt for the remainder of 1999 and thereafter are as follows (in thousands):

                  1999                            $   805
                  2000                              3,937
                  2001                              4,591
                  2002                              4,200
                  2003 and thereafter              72,576
                                                  -------
                  Total                           $86,109
                                                  =======

         Loan agreements with term lenders impose certain restrictions on the Company concerning working capital, indebtedness, dividends, investments and certain advances, among other restrictions. At September 30, 1999, the Company was in compliance with the provisions of the loan agreements.

         The Company has available credit facilities in the aggregate amount of $20.6 million with commercial banks for short-term financing and discount of trade paper from customers. These short-term facilities are renewable annually at the discretion of the banks. The facilities do not require commitment fees. No amount was outstanding under these facilities at any month-end during the nine-month period ending September 30, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

         Net income for the third quarter of 1999 was $2,559,000, or $0.48 per share, an increase of approximately 6% over the $2,419,000, or $0.45 per share, for the third quarter of 1998.

         Consolidated net sales for the third quarter of 1999 increased 19% to $43.4 million, compared with $36.5 million for the same quarter of 1998. Cement sales, including sales to subsidiaries, increased 28% to approximately 349,000 tons in the third quarter of 1999 from 271,000 tons for the same quarter of 1998. Ready-mixed concrete sales increased 19% to 381,000 cubic yards in the third quarter of 1999 from 320,000 cubic yards in the same quarter of 1998. These increases resulted from continued high construction activity throughout Puerto Rico.

         Consolidated cost of sales for the third quarter of 1999 increased 26% to $33.4 million from $26.4 million for the comparable period of 1998 due principally to the higher volume of sales and the higher cost of aggregates for the ready-mixed concrete subsidiary.

         Gross margins for the third quarter of 1999 decreased to 23% from 28% for the third quarter of 1998. Ready-mixed concrete margins decreased for the third quarter of 1998 from the comparable 1999 period. Strong construction activity has created a heavy demand for aggregates resulting in a shortage of supply, which has impacted the cost of the material. Average cost per unit has increased more than expected, while selling prices per cubic yard of ready-mixed concrete remained almost flat when compared to 1998. Due to the surging demand for cement and less than optimum production in the cement sector during this quarter, the Company imported clinker during the third quarter of 1999, increasing average cost for the period. There were no clinker imports during the third quarter of 1998.

         Selling, general and administrative expenses increased by $245,000, or 4% to $6.2 million for the third quarter of 1999 from $5.9 million in the comparable quarter of 1998. As a percentage of sales, selling, general and administrative expenses decreased from 16% for the third quarter of 1998 to 14% in the comparable period of 1999.

         Interest and financial charges decreased by $152,000 in the third quarter of 1999, as a result of capitalization of interest related to construction projects during the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

         Consolidated net sales increased by $23.8 million, or 21%, to $136.2 million for the nine-month period ended September 30, 1999 compared with $112.4 million for the same period of 1998. Total cement sales, including sales to subsidiaries, rose to 995,000 tons during the nine-month period ended September 30, 1999 from 778,000 tons for the same period of 1998. Ready-mixed concrete sales increased 23% to 1,182,000 cubic yards during the nine-month period ended September 30, 1999 from 964,000 cubic yards during the same period of 1998. These increases were partially offset by decreases in sales of 14% in the Company's paper and bag division and 11% in the lime subsidiary.

         Cost of sales increased from $81.4 million as of September 30, 1998 to $98.3 million as of September 30, 1999. This 21% increase was mostly attributable to increased sales volume. Gross margin for both nine-month periods remained at approximately 28%.

         Selling, general and administrative expenses for the nine-month period ended September 30, 1999 totaled $20.5 million, an increase of $2.8 million over the $17.7 million reported for the same period of 1998. Higher legal expenses related to the now settled legal suits, as disclosed in the second quarter of 1999, were mainly the result of this change.

         Interest expense and interest income for the nine-month period ended September 30, 1999 increased $560,000 and $190,000, respectively, from the same period in 1998 to $4.4 million and $2.7 million. This increase was related to the Company's financing subsidiary, as well as interest income arising from loans granted by this subsidiary.

         Other (income) expenses shifted from income of $226,000 in the nine-month period ended September 30, 1998 to an expense of $404,000 for the same period in 1999. The main reason for this change was the realization of a $900,000 gain in the sale of investments available-for-sale during the first quarter of 1998.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this document, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company and its businesses to be materially different from that expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; political and social conditions; government regulations and compliance therewith; demographic changes; sales mix; pricing levels; changes in sales to, or the identity of, significant customers; changes in technology, including the technology of cement production; capacity constraints; availability of raw materials and adequate labor; availability of liquidity sufficient to meet the Company's needs; the ability to adapt to changes resulting from acquisitions; and various other factors referenced in this Management's Discussion and Analysis. The Company could be particularly affected by weather in Puerto Rico, changes in the Puerto Rico economy, and changes in the Government of Puerto Rico or the manner in which it regulates the Company.

         The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's investment portfolio is subject to market risk. Market risk is the risk of economic loss arising from adverse changes in market rates and prices, such as interest rates and other relevant market prices. The Company's primary market risk exposure relates to interest rates, as interest rate volatility affects the value of the Company's investment portfolio. The re-pricing of the Company's financial assets and liabilities also affects interest income and interest expense. The Company manages its interest rate risk exposure to maintain the stability of interest income and interest expense under varying interest rate environments. Taking advantage of the favorable interest rate environment in recent years, the Company has taken certain steps to minimize its interest rate risk exposure, which include obtaining long-term financing at fixed interest rates. At the same time, to minimize its interest rate risk exposure and manage its liquidity needs, the Company invests primarily in securities issued by the United States government and its agencies with short-term (one year or less) and medium-term (over 1 through 7 years) maturity. The Company has also invested in a US government security with a 20-year term to be provided as collateral for and a source of repayment of some of its long-term debts.

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

                                        PUERTO RICAN CEMENT COMPANY, INC.
                              -------------------------------------------------
                                              Registrant




Date: 11/12/99                    By:         /s/ Jose O. Torres
                                     ------------------------------------------
                                                  Jose O. Torres
                                     Vice President and Chief Financial Officer