Form 10-Q/A
period 1999-09-30
PUERTO RICAN CEMENT CO INC
filed 1999-11-18
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased to $65.3 million as of September 30, 1999 compared with $73.5 million as of December 31, 1998. The current ratio decreased to 3.19 to 1 as of September 30, 1999 from 4.26 to 1 as of December 31, 1998. The reduction was due mainly to the increase in current liabilities resulting from higher accounts payable.

         As mentioned above, long-term investments totaling $14 million were redeemed at their respective maturity dates during the nine-month period ending September 30, 1999. The cash from these matured investments, in addition to $16.9 million of cash generated by the Company's operations, was used to finance capital expenditures of $16.3 million, repurchase 192,800 shares of the Company common stock for $6.4 million, pay dividends in the amount of $3 million and new investment of $5.2 million.

         Capital expenditures incurred during the nine-month period ended September 30, 1999 totaled $16.3 million. Depreciation expense for the same period totaled $10.5 million.

         Total long-term debt as of September 30, 1999 reflected a net increase of $3.1 million from $83 million as of December 31, 1998 to $86.1 million as of September 30, 1999. The mainly reason for this increase was new loans taken to fund our financing subsidiary, net of debt repayments of $2.1 million for the nine-month period ending September 30, 1999.

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

         27.  Financial Data Schedule (for SEC use only)*

         * Previously Filed

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