Form 10-K
period 1999-12-31
PUERTO RICAN CEMENT CO INC
filed 2000-03-30
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K
             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER I-4753

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

Securities registered pursuant to Section l2(b) of the Act:

                                                         NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                    ON WHICH REGISTERED
-----------------------------                           -----------------------
COMMON STOCK, $1.00 PAR VALUE                           NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section l2(g) of the Act:     NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

                           [Cover page 1 of 2 pages]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant is $155,264,078. This market value was computed by reference to the closing price of the common stock on The New York Stock Exchange on March 16, 2000.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the period covered by this report:

   COMMON STOCK,  $1.00 PAR VALUE               5,186,274 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

         l. Portions of the Company's Annual Report to Security Holders for the fiscal year ended December 3l, l999, are incorporated by reference into Parts I and II.

         2. Portions of the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III.


                           [Cover page 2 of 2 pages]

                  CROSS REFERENCE SHEET AND TABLE OF CONTENTS

                                                                                                        Page
  ITEM                                                                                                 Number    Reference
  ----                                                                                                 ------    ---------
                                               PART I
    1.     Business..................................................................................     6         (1)
               General Development of Business.......................................................     6
               Financial Information About Industry Segments.........................................     6         (2)
               Narrative Description of Business.....................................................     7
               Financial Information About Geographic Areas..........................................    13
               Executive Officers of the Company.....................................................    13         (3)

    2.     Properties................................................................................    15

    3.     Legal Proceedings.........................................................................    16         (4)

    4.     Submission of Matters to a Vote of Security Holders.......................................    16

                                              PART II
    5.     Market for the Registrant's Common Equity
             and Related Stockholder Matters.........................................................    16         (5)

    6.     Selected Financial Data...................................................................    16         (6)

    7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................................................    17         (7)

   7A.     Quantitative and Qualitative Disclosures About Market Risk................................    17

    8.     Financial Statements and Supplementary Data...............................................    17         (8)

    9.     Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure.....................................................    17

                                               PART III
    l0.     Directors and Executive Officers of the Registrant.......................................   18          (9)

    11.     Executive Compensation...................................................................   18          (10)

    l2.     Security Ownership of Certain Beneficial Owners
              and Management.........................................................................   18          (11)

    13.     Certain Relationships and Related Transactions...........................................   18          (12)

                                               PART IV
    l4.     Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K.............................................................................   19

---------

(l) Information incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, l999 ("Annual Report") and the Board of Directors' Proxy Statement for use in connection with the Company's Annual Meeting of Stockholders to be held on May 3, 2000 ("Proxy Statement").

(2) Annual Report, page 30, section entitled "Notes to Consolidated Financial Statements, Note 12/Segment Information."

(3) Annual Report, page 25, section entitled "Notes to Consolidated Financial Statements, Note 4/Property, Plant and Equipment" and page 30, section entitled "Notes to Consolidated Financial Statements, Note 13/Lease Commitments."

(4) Annual Report, page 31, section entitled "Notes to Consolidated Financial Statements, Note 15/Contingent Liabilities and Other Commitments," and page 31, section entitled "Notes to Consolidated Financial Statements, Note 16/Legal Proceedings."

(5) Annual Report, page 17, section entitled "Common Share Prices and Dividends Per Share," page 33, section entitled "Five-Year Statistical Comparison" and pages 26 to 27, section entitled "Notes to Consolidated Financial Statements, Note 9/Long-term Debt."

(6)      Annual Report, page 17, section entitled "Selected Financial Data."

(7) Annual Report, pages 14 to 16, section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(8) Annual Report, pages 18 to 33, sections entitled "Report of Independent Accountants," "Consolidated Statement of Income," "Consolidated Balance Sheet," "Consolidated Statement of Comprehensive Income," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements," "Consolidated Fourth Quarter Results," "Financial Results by Quarter," and "Five-Year Statistical Comparison."

(9) Proxy Statement, pages 3 to 9, section entitled "Information about Directors, Nominees and Principal Stockholders."

(l0) Proxy Statement, pages 12 to 21, sections entitled "Executive Compensation" through and including section entitled "Certain Transactions with Management."

(11) Proxy Statement, pages 3 to 11, sections entitled "Information about Directors, Nominees and Principal Stockholders" and "Security Ownership of Certain Beneficial Owners."

(12) Proxy Statement, pages 20 to 21, sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management."

                                     PART I

Item l. BUSINESS

                      (a) GENERAL DEVELOPMENT OF BUSINESS

Organization

Puerto Rican Cement Company, Inc. ("PRCC" or the "Company") was organized under the laws of the Commonwealth of Puerto Rico in l938. The Company is engaged in the production and sale of cement, ready mix concrete and lime; the Company is also engaged in the packaging business, in the financing business and in realty operations.

               (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's financial information is disclosed for the following segments:
(1) cement operations, (2) ready mix concrete operations, and (3) all others segment. The "all others segment" category is comprised of the Company's packaging, lime, financing and realty operations. The cement operations include the manufacture and sale of cement. The ready mix concrete operations include the sale and distribution of ready mix concrete. The packaging operations include the manufacture and sale of multi-wall paper and polypropylene bags. The lime operations include the manufacture and sale of lime. The realty operations include the development, sale and rental of real property owned by the Company. The financing operations mostly involve providing equipment financing to customers in construction related industries.

Information on the industry segments in which the Company has been engaged for the last three fiscal years, including the amounts of revenue, operating profit and identifiable assets attributable to each of the Company's industry segments, is included as part of PRCC's Annual Report, page 30, section entitled "Notes to Consolidated Financial Statements, Note 12/Segment Information," which includes the financial statements and schedules furnished pursuant to Item 14 and is incorporated herein by reference.

                     (c) NARRATIVE DESCRIPTION OF BUSINESS

CEMENT OPERATIONS SEGMENT

Principal product. PRCC produces Portland grey cement, Type I, manufactured under specifications of the American Society for Testing Materials. Portland grey cement is used primarily in the construction of residential, commercial and public buildings and highways.

PRCC's cement plant is located in Ponce, on the southern coast of Puerto Rico. The cement manufacturing process generally involves the extracting, crushing, grinding and blending of limestone, clay and other raw materials. These raw materials are proportioned automatically according to chemical analysis and blended to obtain a stable quality. The Company manufactures cement using the dry process technology, which is more efficient in fuel consumption than other technologies. Pursuant to the dry process technology raw materials are first processed through a preheating tower, where heat is supplied from hot gases originated in a rotary kiln, to effect partial calcination of the materials before they enter the rotary kiln. Once in the rotary kiln, the raw materials are exposed to extremely high temperatures which create a chemical reaction that converts them into clinker. The clinker drops from the kiln and is cooled with air. At the same time, this air serves to recapture the kiln's heat for use in the preheating process. Finally, gypsum is added to the clinker and both materials are ground to form finished cement.

The Company sells and distributes cement (both in bulk and bagged) in Puerto Rico. Sales are made on a direct basis to independent local distributors, including ready mix concrete producers, building material dealers, concrete product manufacturers, government agencies, and general and highway contractors.

During the fiscal year ended December 3l, l999, the Company sold 1,255,000 tons of Portland grey cement to customers in Puerto Rico. Approximately 28.6% of the cement sold by PRCC in 1999 was sold to its ready mix concrete subsidiary, Ready Mix Concrete, Inc. ("RMC").

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

Competition. PRCC is the principal producer of cement in Puerto Rico. During l999, the other cement manufacturing company in Puerto Rico, Essroc San Juan, Inc. (formerly known as San Juan Cement Company, Inc.) produced approximately 34.8% of the total bags of cement sold in Puerto Rico. The amount of cement imported to the Puerto Rico market during 1999 totaled 2,941,000 tons, or 6.5% of the total cement market of Puerto Rico for this year.

Competition in the cement market is based on the price and quality of the products.

Seasonal Effect on Sales. Demand for cement and related products is largely dependent on the requirements of the construction industry, which in Puerto Rico and the Caribbean are not necessarily seasonal because of year-round favorable climatic conditions. However, from time to time the construction industry is affected by major hurricanes. The requirements of the construction industry depend to some extent on Puerto Rico's general economic conditions.

READY MIX CONCRETE OPERATIONS SEGMENT

Principal product. Ready mix concrete is produced in batching plants by mixing controlled portions of cement, aggregates, water and chemical additives. The product is delivered to construction sites by concrete-mixer trucks owned by RMC, the Company's ready mix concrete subsidiary. The Company sells this product to contractors on public construction projects and to private residential and industrial builders. Net sales totaled $94,522,000 in 1999.

The Company's annual ready mix concrete production capacity is over 1.6 million cubic yards, which is distributed among 19 batching plants, with delivery accomplished by a fleet of 270 concrete-mixer trucks. Four batching plants are located on land owned by the Company and the remaining plants are located on parcels of land leased to the Company pursuant to operating leases with terms ranging from one to ten years.

Raw materials. RMC purchases its cement from PRCC. Aggregates, mainly sand and gravel, and chemical additives used to produce concrete are purchased from various outside suppliers.

Competition. The Company is the largest producer of ready mix concrete in Puerto Rico. The Company competes with various large ready mix concrete companies and several small ready mix concrete operators. Competition is considered to be strong and is based primarily on price, although product quality, consistency and customer service are also important.

Seasonal Effect on Sales. Demand for cement products, including ready mix concrete, is largely dependent on the requirements of the construction industry, which in Puerto Rico and the Caribbean are not necessarily seasonal because of year-round favorable climatic conditions. However, from time to time the construction industry is affected by major hurricanes. The requirements of the construction industry depend to some extent on Puerto Rico's general economic conditions.

ALL OTHERS SEGMENT

PACKAGING OPERATIONS

Principal Product. Multi-wall paper bags are produced by the Company's St. Regis Paper and Bag Division ("St. Regis"). Polypropylene bags are produced by the Company's wholly-owned subsidiary, Poly Bags and Packaging, Inc. ("Polybags"), which commenced production during 1997. Both types of bags are marketed almost exclusively in Puerto Rico.

During 1999, paper bag sales were made to the following customers: 55% to PRCC and its subsidiaries; 35% to the grain and animal feed industry; 7% to sugar and flour producers; and 3% for miscellaneous uses. Polypropylene bag sales during the year were made to the following customers: 40% to PRCC and its subsidiaries; 18% to fertilizer and animal feed producers; and 42% for miscellaneous uses.

Raw Materials. The Company purchases paper, polypropylene and other related raw materials from various sources outside of Puerto Rico.

Competition. The Company is the principal producer of multi-wall paper bags and the only producer of polypropylene bags in Puerto Rico. The Company competes based on the price and quality of its products principally against imported products.

LIME OPERATIONS

Principal product. The Company manufactures and sells hydrated lime, types Q and S (both in bulk and bagged), and pebble lime (in bulk only) through its subsidiary, Florida Lime Corporation ("FLC").

During the fiscal year ended December 3l, 1999, approximately 27% of the lime produced by the Company was sold to the local construction and agricultural industries. The remaining 73% were sold to other industries for chemical use, both in Puerto Rico and in export markets. Export sales for the year ended December 31, 1999 represented 45% of total lime sales. A significant portion of exported lime is used in the alumina refining industry, and thus demand may vary depending upon the market conditions of that industry.

Raw Materials. Limestone with a high level of calcium carbonate is the only raw material used in the production of lime. The Company currently purchases limestone from various sources close to the plant.

Competition. The Company is the only producer of lime in Puerto Rico. No material amount of lime was imported to the Puerto Rico market during 1999.

Seasonal Effect on Sales. Due to the year-round favorable weather conditions of Puerto Rico and the Caribbean area, sales of lime are not necessarily seasonal.

FINANCING OPERATIONS

The Company, through one of its wholly-owned subsidiaries, Ponce Capital Corporation ("PCC"), provides equipment financing mostly to block manufacturers, hardware stores and ready mix concrete businesses.

REALTY OPERATIONS

The Company, through one of its wholly-owned subsidiaries, owns and holds for future development and sale approximately 592 acres of land throughout Puerto Rico. The Company intends to develop a 300-unit, low-cost housing project on 80 of these acres located in Vega Alta.

AGGREGATES OPERATIONS

Principal product. The Company expects to commence an operation to extract limestone from the earth's crust in the municipality of Guanica, Puerto Rico in the second half of 2000, as legal proceedings with respect to the required permits for this site concluded favorably to the Company. This operation is located on property leased from the Commonwealth of Puerto Rico. The limestone material extracted from this property will be sold principally to the Company's subsidiary, FLC.

Additionally, in order to develop the 300-unit housing project mentioned above, the land upon which the housing units will be built has to be leveled and prepared, with excess material to be used in the production of aggregates (principally sand and crushed limestone) in a separate location. These aggregates will be used primarily to supply the Company's ready mix concrete operations. PRC owns, in fee, the property located in Vega Alta upon which it intends to develop the housing project.

Raw materials. Guanica - The Company signed a five-year lease contract, renewable for three additional five-year periods. The lease period will commence with the beginning of the extraction operation. The lease provides for a maximum extraction of 500,000 cubic meters of raw material per year. The fees for extraction are $1.00 per cubic meter for the first two years, $1.05 for the next three years, $1.10 for the second and third five-year periods and $1.13 for the fourth five-year period. The contract also provides for an annual fee of $15,000 for the first five-year period, $20,000 for the second and third five-year periods and $25,000 for the fourth five-year period.

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

Total Revenue

Set forth below are (i) the total revenue (in thousands of dollars), net of intercompany sales, for each of the last three fiscal years contributed by any class of similar products that accounted for l0% or more of the Company's consolidated net sales in such fiscal years and (ii) the Company's consolidated net sales (in thousands of dollars) for each of the last three fiscal years:


                             Ready mix         Portland       Consolidated
                              concrete        grey cement       net sales
                             ---------        -----------     ------------
  1999                        $94,522           $70,660         $173,195
  1998                         77,369            59,587          148,275
  1997                         81,501            64,790          156,675


New Products and Services

On March 19, 1998, the Company organized PCC as a wholly-owned subsidiary under the laws of the Commonwealth of Puerto Rico. PCC was established for the purpose of providing equipment financing to block manufacturers, hardware stores and ready mix concrete businesses. PCC began operations during September 1998, after obtaining its license from the Commonwealth's Commissioner of Financial Institutions.

Patents and Trademarks

St. Regis had the right to use, until December 31, l999, certain trademarks, trade names and patents owned by Stone Container Corporation (which trademarks, trade names and patents were once owned by St. Regis Paper Company of New York, which was acquired by Champion International during l985, and thereafter sold to Stone Container Corporation). This agreement was not renewed. The Company believes that the non-renewal of the agreement would have no material impact on this business segment.

Credit and Working Capital Practices

As of December 31, 1999, the Company had invested 11.9% of its total assets in inventory, which consists mainly of operating supplies and repair parts for its equipment. Taking into account the geographical locations of the Company's manufacturing facilities as compared to the geographical locations of its major suppliers, such investment in inventory is considered normal by industry standards. No significant amounts of finished goods are required to be maintained in inventory to meet rapid delivery requirements of customers. PRCC sells its products to customers pursuant to normal commercial open-account payment terms.


Customers

During fiscal year l999, 12.6% of the Company's total sales revenue in the cement operations segment were made to five (5) unrelated customers. The Company had no unrelated customer that individually accounted for 10% or more of the Company's consolidated sales.

Backlog

The Company believes that backlog is not a relevant consideration in the types of businesses in which it is engaged.

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

Employees

As of December 31, l999, the Company and its subsidiaries had 1,053 employees.

                (d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

In the last three fiscal years, except for Florida Lime Corporation, none of PRCC's industry segments depended to any material extent on foreign operations, foreign long-lived assets or foreign customers. A significant portion of FLC's sales volume depends on export sales.

                    (e) EXECUTIVE OFFICERS OF THE REGISTRANT

1. Miguel Nazario, age 52, President and Chief Executive Officer of the Company since January 1995; Vice President from August l994 to December 1994. Prior to joining PRCC, Mr. Nazario held various administrative positions over a ten-year period, the latest as a member of the Corporate Manufacturing Staff of Digital Equipment Corporation.

2. Jose O. Torres, age 54, Assistant Secretary, Vice-President of Finance and Chief Financial Officer since February 1999; Assistant Secretary, Treasurer and Vice-President of Finance from January 1988 to January 1999; Acting Vice-President of Sales from August 1996 to August 1997; Vice-President and Treasurer from October l983 to December 1987; Vice-President of Sales from l982 to October l983; Treasurer from l976 to l982.

3. Antonio L. Ferre Rangel, age 33, Senior Corporate Vice-President since February 1999; Executive Vice-President from February 1998 to January 1999; Vice-President of Operations and Strategic Planning from January 1996 to February 1998; Vice-President of Strategic Planning from January 1995 to December 1996. Mr. Ferre joined the Company in 1992.

4. Eufemio Toucet, age 57, Executive Vice-President of Ready Mix Concrete since October 1999, Vice-President and General Manager of St. Regis Paper and Bag Division from January 1996 to September 1999; Consultant to the Company from May 1995 to December 1995. Prior to joining the Company, Mr. Toucet was President and owner of Reliable Packaging, Inc. and prior to that worked with Digital Equipment Corporation as Business Operations Manager.

5. Juan R. Taraza, age 61, Vice-President of Sales and Marketing since August 1997; Assistant Vice-President Technical Services, Sales and Marketing department from August 1983 to July 1997; Special Project Engineer from March 1983 to July 1983; Project Engineer from September 1981 to February 1983. Mr. Taraza joined the Company in June 1961.

6. Pedro M. Mena, age 43, Treasurer since February 1999; Assistant Treasurer from February 1987 to January 1999; Manager Treasury department from September 1984 to January 1987. Mr. Mena joined the Company in August 1978.

7. Fernando L. Vargas, age 39, Controller since February 1999; Plant Administrator from July 1997 to January 1999; Accounting Manager from April 1991 to January 1999. Prior to joining the Company, Mr. Vargas was a senior auditor in the international audit firm Price Waterhouse.

All officers are elected to serve for a term of one year and until the election and qualification of their respective successors.

Item 2. PROPERTIES

Used in cement operations segment

PRCC owns, in fee, a cement plant located in Ponce, Puerto Rico, on a 25-acre site. The Ponce cement plant operates under the dry process technology. During 1999, the Company produced 1,258,000 tons of cement. During that same period, the Company produced 978,000 tons of clinker utilizing approximate 77.7% (70.7% in 1998) of its effective kiln's clinker production capacity.

The Company owns, in fee, properties containing adequate deposits of limestone and other raw materials, used in the production of Portland grey cement, which directly adjoin or are near the plant sites.

PRCC leases, under a long-term lease expiring in year 2004 with the municipality of Ponce, a parcel of land on which it has installed certain facilities for receiving and handling coal. The coal received through this facility is used to fuel the Company's cement and hydrated lime manufacturing operations.

Used in ready mix concrete operations segment

PRCC owns, in fee, 19 batching plants, located in Puerto Rico, used in the production of ready mix concrete. Four of these batching plants are located on sites owned, in fee, by the Company. The remaining plants are located on leased properties with lease terms ranging from one to ten years. The Company does not expect any problem relating to the renewal of these contracts. The Company also owns a fleet of 270 concrete-mixer trucks.

During l999, PRCC continued its repair and maintenance program on its plants. The Company believes that its plants are currently in good condition and properly maintained.

Used in others segment

Packaging. The manufacturing plant of St. Regis is located on a site owned, in fee, by the Company in Ponce, Puerto Rico. The Company believes that the plant is currently in good condition and properly maintained.

Lime. PRCC owns, in fee, a lime manufacturing plant that is located within the Ponce cement plant premises. During 1999, the lime plant produced 29,800 tons of lime and was operated at approximately 60.2% of its capacity. The Company believes that the plant is currently in good condition and properly maintained.

Realty. PRCC and one of its subsidiaries own, in fee, and hold for future development and sale, approximately 592 acres of land throughout Puerto Rico.

Used for office facilities

The Company and its subsidiaries own a one story building, which houses its executive offices, located at the Amelia Industrial Park, in Guaynabo, Puerto Rico.

RMC's administrative offices are located on leased property in Carolina, Puerto Rico.

Information about leased properties is incorporated by reference from the Annual Report, page 30, section entitled "Notes to Consolidated Financial Statements, Note 13/Lease Commitments."

Item 3. LEGAL PROCEEDINGS

There are presently pending against the Company the legal proceedings described in the Annual Report, page 31 section entitled "Notes to Consolidated Financial Statements, Note 15/Contingent Liabilities and Other Commitments," and page 31, section entitled "Notes to Consolidated Financial Statements, Note 16/Legal Proceedings," furnished pursuant to Item 14, to which reference is hereby made and which is incorporated by reference herein.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                    PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required by Item 5 is contained in the Company's Annual Report, page 17, section entitled "Market Prices and Dividends on Common Stock," and is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

Information required by Item 6 is contained in the Company's Annual Report, page 17, section entitled "Selected Financial Data," and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by Item 7 is contained in the Company's Annual Report, pages 14 to 16, section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 7A is contained in the Company's Annual Report, page 23, section entitled "Notes to Consolidated Financial Statements, Note 1/Reporting Entity and Summary of Accounting Policies," and pages 25 to 26 section entitled "Notes to Consolidated Financial Statements, Note 5/Investments," and is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by Item 8 is contained in the Company's Annual Report as follows and is incorporated herein by reference:

                                                                  Annual Report
                                                                   Page Number
                                                                  -------------

Report of Independent Accountants                                      18
Consolidated Statement of Income                                       19
Consolidated Balance Sheet                                             20
Consolidated Statement of Comprehensive Income                         21
Consolidated Statement of Changes in Stockholders' Equity              21
Consolidated Statement of Cash Flows                                   22
Notes to Consolidated Financial Statements                             23
Consolidated Fourth Quarter Results                                    32
Financial Results by Quarter                                           32
Five-Year Statistical Comparison                                       33

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

Item l0. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as provided in Item 1(e) of this Form 10-K, all information required herein is contained in a definitive Proxy Statement for use in connection with the Company's Annual Meeting of Stockholders to be held on May 3, 2000, filed with the Commission pursuant to Section l6(a). This information is contained on pages 3 to 9, section entitled "Information about Directors, Nominees and Principal Stockholders" and pages 12 to 18, section entitled "Executive Officers of the Company." This information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information required by Item 11 is contained in the Proxy Statement, pages 12 to 21, section entitled "Executive Compensation" through and including the section entitled "Certain Transactions with Management," and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item l2 is contained in the Proxy Statement, pages 3 to 11, sections entitled "Information about Directors, Nominees and Principal Stockholders" and "Security Ownership of Certain Beneficial Owners," and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is contained in the Proxy Statement, pages 20 to 21, sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management" and is incorporated herein by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report on Form 10-K:

         1. Consolidated Financial Statements incorporated by reference to the Annual Report, pages 19 to 31; and

         2. Financial statement schedules and supplementary data required by Item 8 of this Form 10-K are incorporated by reference to the Annual Report, pages 32 to 33.

The financial statement schedules required by Item 14(d) of Form 10-K are excluded since the Company is primarily an operating company. All subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have any minority equity interest and/or indebtedness to any person other than the Company or the consolidated subsidiaries in amounts which together exceed l0% of the Company's total consolidated assets at December 3l, l999.

(b) Reports on Form 8-K:   None.

(c) Exhibits required by Item 601 of Regulation S-K:

         3.       Certificate of Incorporation and By-laws

                  Exhibit
                  Number
                  -------
                  3.1 Each of the following is filed herewith and attached hereto as an exhibit: certificate of Incorporation and amendment thereto originally filed as an exhibit to Form S-l on March 25, 1963, with (i) composite copy of the Certificate of Incorporation dated May l6, l983 originally filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1983, (ii) amendment dated May 6, 1987 originally filed as an exhibit to Form 10-Q for the fiscal quarter ended June 30, 1987 and (iii) amendment dated May 5, 1993 (increasing the number of authorized shares of common stock from 10 million to 20 million) originally filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1993.

                  3.2 Each of the following is filed herewith and attached hereto as an exhibit: By-Laws of the Company, as amended, originally filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1987, with (i) amendment dated January 1993 originally filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1993, (ii) amendment dated December 22, 1994, originally filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994, and (iii) amendment dated February 24, 1999 originally filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1998.

         l0.      Material contracts

                  10.1 Commercial Contract between PRCC and Carbones de Colombia, S.A. dated as of April 17, 1998 filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1998.

                  10.2 (a) Consolidated and restated loan agreement dated
                           as of September 27, 1985 among PRCC, PRCC's
                           Guarantors and the Government Development Bank for Puerto Rico for approximately $18.3 million encompassing all outstanding debt of the Company to the bank as of that date.

                       (b) Indenture trust agreement dated September 27, l985
                           between PRCC as grantor and Banco de Ponce as trustee for the benefit of the Government Development Bank for Puerto Rico.

                           (Both documents listed above in this paragraph l0.2 were filed as exhibits to a Current Report on Form 8-K dated September l985 and are related to the early extinguishment of the debt transaction described therein.)

                  10.3 Form of Severance Compensation Agreement executed by the Company during the third quarter of 1998 with certain of the Company's executives, filed as an exhibit to Form 10-Q for the fiscal quarter ended June 30, 1998.*

                  10.4 Amendment to the Consulting Agreement between PRCC and Antonio Luis Ferre dated January 1, 1995, filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994.*

                  10.5 Note Purchase Agreement dated January 27, 1997, with respect to $50,000,000 of Series A and $20,000,000 of Series B Senior Secured Notes due January 27, 2017 (used to refinance the outstanding principal balances of various long-term debt), filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996.

         13. Annual Report to security holders for the year ended December 31, l999.

         21. Subsidiaries of the Company are included as part of the Annual Report to security holders, page 35, section entitled "Subsidiaries." All of the Company's subsidiaries are incorporated under the laws of the Commonwealth of Puerto Rico.

         23. Consent of PricewaterhouseCoopers LLP, independent public accountants.

         27.      Financial Data Schedule.

---------

ALL OF THE ABOVE DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE.

* Exhibit constitutes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 (b) (10) (iii).



                              S I G N A T U R E S

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PUERTO RICAN CEMENT COMPANY, INC.
         (REGISTRANT)


Date:  March 22, 2000                 By:          /s/ Miguel Nazario
                                         --------------------------------------
                                                       Miguel Nazario
                                               President and Chief Executive
                                                    Officer and Director

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: March 22, 2000              By:             /s/ Miguel Nazario
                                      ---------------------------------------
                                                    Miguel Nazario
                                              President, Chief Executive
                                                 Officer and Director


Date: March 22, 2000              By:        /s/ Antonio Luis Ferre
                                      ---------------------------------------
                                                 Antonio Luis Ferre
                                                Director and Chairman
                                                    of the Board


Date: March 22, 2000              By:     /s/ Alberto M. Paracchini
                                      ---------------------------------------
                                                Alberto M. Paracchini
                                             Director and Vice Chairman
                                                   of the Board


Date: March 22, 2000              By:        /s/ Hector del Valle
                                      ---------------------------------------
                                                  Hector del Valle
                                            Director and Vice Chairman
                                                    of the Board


Date: March 22, 2000              By:  /s/ Antonio L. Ferre Rangel
                                      ---------------------------------------
                                              Antonio L. Ferre Rangel
                                          Senior Corporate Vice President
                                                   and Director


Date: March 22, 2000              By:         /s/ Jose O. Torres
                                      ---------------------------------------
                                                    Jose O. Torres
                                        Assistant Secretary, Vice-President of
                                          Finance and Chief Financial Officer

Date: March 22, 2000              By:           /s/ Pedro M. Mena
                                      ---------------------------------------
                                                  Pedro M. Mena
                                                    Treasurer


Date: March 22, 2000              By:      /s/ Fernando L. Vargas
                                      ---------------------------------------
                                               Fernando L. Vargas
                                                   Controller


Date: March 22, 2000              By:            /s/ Jose J. Suarez
                                      ---------------------------------------
                                                    Jose J. Suarez
                                                        Director


Date:                             By:
                                      ---------------------------------------
                                                   Angel Torres
                                                     Director


Date: March 22, 2000              By:        /s/ Oscar A. Blasini
                                      ---------------------------------------
                                                 Oscar A. Blasini
                                                      Director


Date: March 22, 2000              By:       /s/ Rosario J. Ferre
                                      ---------------------------------------
                                                Rosario J. Ferre
                                                    Director


Date: March 22, 2000              By:          /s/ Federico F. Sanchez
                                      ---------------------------------------
                                                Federico F. Sanchez
                                                      Director


Date: March 22, 2000              By:          /s/ Jorge L. Fuentes
                                      ---------------------------------------
                                                  Jorge L. Fuentes
                                                     Director


Date: March 22, 2000              By:        /s/ Luis A. Ferre Rangel
                                      ---------------------------------------
                                               Luis A. Ferre Rangel
                                                     Director

Date:                             By:
                                      ---------------------------------------
                                                  Juan A. Albors
                                                      Director


Date: March 22, 2000              By:   /s/ Waldemar del Valle Armstrong
                                      ---------------------------------------
                                           Waldemar del Valle Armstrong
                                                    Director


Date: March 22, 2000              By:   /s/ Emilio M. Venegas Vilaro
                                      ---------------------------------------
                                           Emilio M. Venegas Vilaro
                                                    Director

                       PUERTO RICAN CEMENT COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                                     INDEX


                                                                                                                Page

Schedule VIII - Valuation and Qualifying accounts for the years ended
   December 31, 1999, 1998 and 1997.....................................................................         26
Report of independent accountants.......................................................................         27
Financial Data Schedule.................................................................................         28

                                                                       SCHEDULE
                                                                           VIII

           PUERTO RICAN CEMENT COMPANY, INC. AND SUBSIDIARY COMPANIES
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

----------------------------------------------------------------------------------------------------------------------------
               COLUMN A                 COLUMN B                   COLUMN C                  COLUMN D           COLUMN E
----------------------------------------------------------------------------------------------------------------------------
                                                            Additions                      Deductions from
                                       Balance at           Charged to     Additions     Reserves Write-off    Balance at
                                       Beginning            Cost and      Charged to      of Uncollectible       End of
             DESCRIPTION                Of Year              Expenses        Other            Accounts            Year
----------------------------------------------------------------------------------------------------------------------------

            Allowance for
           doubtful accounts


                 1999                 $1,296,157           $420,230           $0            $615,428         $1,100,959


                 1998                  1,451,969            145,424            0             301,236          1,296,157


                 1997                  1,538,585            233,135            0             319,751          1,451,969