Form 10-Q
period 2000-03-31
PUERTO RICAN CEMENT CO INC
filed 2000-05-15
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 2000
                                                --------------

                                       or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

               For the transition period from _______ to _______

                         Commission File Number: 1-4753
                                                -------

                       Puerto Rican Cement Company, Inc.
                       ---------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

  Commonwealth of Puerto Rico                          51-A-66-0189525
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

    P.O. Box 364487 - San Juan, P.R.                     00936-4487
 ---------------------------------------                 ----------
(Address of Principal Executive Offices)                 (Zip Code)

       Registrant's Telephone Number, Including Area Code: (787) 783-3000
                                                          ---------------
                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

                       PUERTO RICAN CEMENT COMPANY, INC.


                                     INDEX


                                                                                           PAGE NO.
                                                                                           --------


Part I -          Financial Information

                  Item 1  -  Financial Statements

                  Consolidated Balance Sheet as of March 31, 2000 and
                  December 31, 1999 ................................................         3 - 4

                  Consolidated Statement of Income for the three-month periods
                  ended on March 31, 2000 and 1999 .................................             5

                  Consolidated Statement of Cash Flows for the three-month
                  periods ended on March 31, 2000 and 1999 .........................             6

                  Notes to Consolidated Financial Statements .......................             7

                  Item 2  -  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..............................        8 - 10

                  Item 3  -  Quantitative and Qualitative Disclosures About
                  Market Risk ......................................................            11

Part II -         Other Information  ...............................................            11

                  Signatures .......................................................            12

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)


                                                                 March 31,     December 31,
                                                                    2000           1999
                                                                 ----------    ------------
                                                                      (In thousands)

Assets
Current assets
    Cash and cash equivalents                                    $    1,850     $    1,631
                                                                 ----------     ----------

Short-term investments                                               10,672          6,001
                                                                 ----------     ----------
Notes and accounts receivable - net of allowance
    for doubtful accounts of $1,070 in 2000 and
    $1,101 in 1999                                                   39,227         34,968
                                                                 ----------     ----------

Inventories:
    Finished products                                                 1,911          2,435
    Work in process                                                   3,815          7,026
    Raw materials                                                     4,188          3,894
    Maintenance and operating supplies                               21,938         22,023
    Land held for sale, including development costs                     923            923
                                                                 ----------     ----------

Total inventories                                                    32,775         36,301
                                                                 ----------     ----------

Prepaid expenses                                                      6,417          5,580
                                                                 ----------     ----------

Total current assets                                                 90,941         84,481
Property, plant and equipment - net of accumulated
   depreciation, depletion and amortization of $96,731
   in 2000 and $93,331 in 1999                                      172,779        168,650
Long-term investments                                                36,537         39,712
Other assets                                                         11,010         11,746
                                                                 ----------     ----------

Total                                                            $  311,267     $  304,589
                                                                 ==========     ==========




See notes to consolidated financial statements.

                       Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)


                                                                  March 31,    December 31,
                                                                    2000           1999
                                                                  ----------   ------------
                                                                      (In thousands)

Liabilities and stockholders' equity
Current liabilities
   Notes payable                                                 $    4,094     $      654
   Current portion of long-term debt                                  3,967          3,806
   Accounts payable                                                  12,436          9,665
   Accrued liabilities                                                9,950          9,233
   Income taxes payable                                               4,666          4,075
                                                                 ----------     ----------
Total current liabilities                                            35,113         27,433
                                                                 ----------     ----------
Long-term liabilities
   Long-term debt, less current portion                              80,735         81,365
   Deferred income taxes                                             30,248         30,788
   Other long-term liabilities, including
    postretirement benefits                                           3,067          3,105
                                                                 ----------     ----------
Total long-term liabilities                                         114,050        115,258
                                                                 ----------     ----------
Total liabilities                                                   149,163        142,691
                                                                 ----------     ----------
Stockholders' equity
   Preferred stock, authorized 2,000,000
       shares of $5.00 par value each; none issued
   Common stock, authorized 20,000,000
       shares of $1.00 par value each; issued
       6,000,000 shares; outstanding 5,186,274 shares
       as of March 31, 2000 and December 31, 1999                     6,000          6,000
   Additional paid-in capital                                        14,703         14,703
   Retained earnings                                                164,427        164,221
                                                                 ----------     ----------
                                                                    185,130        184,924
Less: Shares of common stock in treasury, at cost
      (813,726 shares as of March 31, 2000 and
      December 31, 1999)                                             23,026         23,026
                                                                 ----------     ----------
Stockholders' equity - net                                          162,104        161,898
                                                                 ----------     ----------

Total                                                            $  311,267     $  304,589
                                                                 ==========     ==========



See notes to consolidated financial statements.

                       Puerto Rican Cement Company, Inc.
                        Consolidated Statement of Income
                                  (Unaudited)



Three months ended March 31,                          2000              1999
                                                  ------------      ------------
                                                 (In Thousands, except share data)

Net sales                                         $     41,816      $     44,638
Revenue from real estate operations                         26                26
                                                  ------------      ------------
                                                        41,842            44,664
Cost of sales                                           33,904            31,475
                                                  ------------      ------------
Gross margin                                             7,938            13,189
Selling, general & administrative expenses               5,992             6,581
                                                  ------------      ------------
Income from operations                                   1,946             6,608
                                                  ------------      ------------
Other (credits) charges:
   Interest and financial charges                        1,525             1,517
   Interest income                                        (955)             (916)
   Other expenses                                          133               265
                                                  ------------      ------------
             Total other charges                           703               866
                                                  ------------      ------------
Income before income tax                                 1,243             5,742
Provision for income tax                                    52             1,595
                                                  ------------      ------------
Net income                                        $      1,191      $      4,147
                                                  ============      ============

Net income per share                              $       0.23      $       0.77
                                                  ============      ============

Average common shares outstanding                    5,186,274         5,379,074
                                                  ============      ============



See notes to consolidated financial statements.

                       Puerto Rican Cement Company, Inc.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)


For the three months ended March 31,                               2000          1999
                                                                 --------      --------
                                                                     (In thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  1,191      $  4,147
                                                                 --------      --------
   Adjustments to reconcile net income to
   cash flows from operating activities:
         Depreciation, depletion and amortization                   3,557         3,371
         Accretion of discount on investments                        (496)         (647)
         Provision for deferred income taxes                         (539)        1,844
         Postretirement benefits cost                                 (16)            9
         (Gain) loss on sale of fixed assets                          (11)            2
         Changes in assets and liabilities:
              Increase in notes and accounts receivable            (4,687)       (7,792)
              Decrease in inventories                               3,526         1,951
              Increase in prepaid expenses                           (837)         (527)
              Decrease (increase) in other long-term assets           958          (195)
              Increase in accounts payable                          2,780         6,764
              Increase (decrease) in accrued liabilities              717          (282)
              Increase (decrease) in income taxes payable             591          (251)
              Decrease in long-term liabilities                       (22)
                                                                 --------      --------
                  Total adjustments                                 5,521         4,247
                                                                 --------      --------
         Cash provided by operations                                6,712         8,394
                                                                 --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                            (7,672)       (5,063)
   Decrease (increase) in long-term notes receivable                  192           (20)
   Redemption of long-term investments                                 --           416
   Purchase of investments                                         (1,000)       (2,660)
   Proceeds from sale of fixed assets                                  11            24
                                                                 --------      --------
         Cash used in investing activities                         (8,469)       (7,303)
                                                                 --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term borrowings                                3,000            --
   Proceeds from loans                                                500            --
   Repayment of long-term debt                                       (969)         (570)
   Dividends paid                                                    (995)       (1,022)
   Increase (decrease) in notes payable                               440          (312)
                                                                 --------      --------
         Cash provided by (used in) financing activities            1,976        (1,904)
                                                                 --------      --------
Increase (decrease) in cash and cash equivalents                      219          (813)
Cash and cash equivalents - beginning of period                     1,631         7,481
                                                                 --------      --------
Cash and cash equivalents - end of period                        $  1,850      $  6,668
                                                                 ========      ========



See notes to consolidated financial statements.

                       PUERTO RICAN CEMENT COMPANY, INC.
                                  (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statements: In the opinion of Puerto Rican Cement Company, Inc. (the "Company", "Registrant" or "PRCC"), the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position at March 31, 2000 and December 31, 1999, the results of operations and cash flows, and the changes in stockholders' equity for the three-month periods ended March 31, 2000 and 1999. The results of operations for this interim period are not necessarily indicative of the results to be expected for the full year.

2. Comprehensive income: Other comprehensive income includes net realized and unrealized gains and losses on investments in available-for-sale securities. There were no investment securities classified as available-for-sale during the first quarter of 2000 and 1999.

3. Segment information: Puerto Rican Cement has identified three reportable segments: cement operations, ready mix concrete operations and other, which includes the lime, realty, financing, and paper and packaging operations. Segment detail for the quarter is summarized as follows (000's omitted):


                                                                   Ready mix      All
                                                       Cement      Concrete      Others        Total
                                                      --------     --------     --------     --------
         March 31, 2000
         Revenues
              Total revenues                          $ 24,412     $ 23,135     $  2,774     $ 50,321
              Less - Intersegment revenues               7,576           --          903        8,479
                                                      --------     --------     --------     --------
              Net revenues                            $ 16,836     $ 23,135     $  1,871     $ 41,842
                                                      ========     ========     ========     ========
         Total assets                                 $175,335     $ 64,631     $ 71,301     $311,267
                                                      ========     ========     ========     ========




                                                                   Ready mix      All
                                                       Cement      Concrete      Others       Total
                                                      --------     --------     --------     --------
         March 31, 1999
         Revenues
              Total revenues                          $ 27,742     $ 22,693     $  3,981     $ 54,416
              Less - Intersegment revenues               8,446           --        1,306        9,752
                                                      --------     --------     --------     --------
              Net revenues                            $ 19,296     $ 22,693     $  2,675     $ 44,664
                                                      ========     ========     ========     ========
         Total assets                                 $171,012     $ 57,832     $ 80,252     $309,096
                                                      ========     ========     ========     ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Cash and cash equivalents increased $200,000 from $1.6 million as of December 31, 1999 to $1.8 million as of March 31, 2000. Short-term and long-term investments held to maturity increased $1.5 million to $47.2 million at March 31, 2000 from $45.7 million at December 31, 1999. This was the result of an addition of $1.0 million in new investments and the accretion of $496,000 in the value of the Company's investment in zero-coupon notes.

         Notes and accounts receivable increased by $4.3 million, to $39.2 million at March 31, 2000 from $34.9 million as of December 31, 1999. The increase is mainly attributable to comparative higher balances in account receivables-trade resulting from historically higher volume of sales during the first quarter of each year as compared to the last quarter of the previous year.

         Inventories decreased by $3.5 million to $32.8 million as of March 31, 2000 from $36.3 million as of December 31, 1999. The decrease was caused primarily by a reduction in clinker inventory as the result of a scheduled plant shutdown.

         Property, plant and equipment increased by $4.1 million to $172.8 million as of March 31, 2000 from $168.7 million as of December 31, 1999. This increase resulted from capital expenditures of $7.7 million net of depreciation and amortization of $3.6 million.

         Total current liabilities increased $7.2 million to $34.6 million as of March 31, 2000 from $27.4 million as of December 31, 1999. The increase was mainly due to a $3.0 million increase in short-term borrowing used by the ready mix concrete segment for working capital and a $2.8 million increase in accounts payable trade. The increase in accounts payable resulted from a greater amount of purchases of raw materials in the first quarter of 2000 as compared to the last quarter of 1999, a consequence of higher volume of sales.

         At its March 15, 2000 meeting, the Board of Directors of PRCC declared a $0.19 per share dividend on its common stock, payable on May 11, 2000 to stockholders of record on April 20, 2000. As of March 31, 2000, PRCC had 5,186,274 shares of common stock issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at March 31, 2000, decreased slightly to $55.8 million from $57.0 million at December 31, 1999. The current ratio decreased to 2.59 to 1 as of March 31, 2000, from 3.54 to 1 as of December 31, 1999. The reduction in these items was due mainly to an increase in current liabilities resulting from higher short-term borrowing outstanding as mentioned above.

         Capital expenditures incurred during the three-month period ended March 31, 2000, totaled $7.7 million. These expenditures were primarily related to several machinery and equipment improvement projects at the cement and ready mix batching plants. Depreciation expense for the same period totaled $3.6 million.

         As of March 31, 2000, the approximate aggregate maturities of long-term debt for the remainder of 2000 and thereafter are as follows (000's omitted):


         2000                                                        $2,990
         2001                                                         4,709
         2002                                                         4,414
         2003                                                         2,056
         2004 and thereafter                                         70,533
                                                                   --------
         Total                                                      $84,702
                                                                   ========

         Loan agreements with term lenders impose certain restrictions on the Company concerning working capital, indebtedness, dividends, investments and certain advances, among other restrictions. At March 31, 2000, the Company complied with the provisions of the loan agreements.

         The Company has available credit facilities in the aggregate amount of $42,000,000 with commercial banks for short-term financing and discount of trade paper from customers. These short-term facilities are renewable annually at the discretion of the banks, which at this time do not require any commitment fees. The average borrowing outstanding for the quarter and the maximum aggregate short-term borrowing outstanding at any month-end during the first quarter of 2000 was $3,000,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

         First-quarter net income declined to $1,191,000, or $0.23 per share, compared with $4,147,000, or $0.77 per share, in the first quarter of 1999.

         Consolidated net sales for the first quarter of 2000 declined 6% from $44.6 million in the first quarter of 1999 to $41.8 million during the first quarter of 2000. Cement sales totaled 288,000 tons during the first quarter of 2000, a 12% drop from sales of 326,000 tons during the first quarter of 1999. The total amount of cement purchased in Puerto Rico decreased 3.7% during the first quarter of 2000 compared to the same quarter of 1999. Sales of cement in the first quarter of 1999, reflect record volumes resulting from reconstruction efforts induced by Hurricane Georges which, hit the island in September of 1998.

         Lime sales were also down principally as the result of a decline in export sales. Ready mix concrete sales remained at approximately the same level, with sales of 368,000 cubic yards during the first quarter of 2000 compared with sales of 363,000 cubic yards during the same period of 1999.

         Consolidated cost of sales for the first quarter increased 8% to $33.9 million in 2000 from $31.5 million for the comparable period of 1999. The rise was mainly due to increased shutdown and repair costs during the first quarter of 2000 as the result of a scheduled production shut down of our cement facilities during the first quarter of 2000. In addition, recent spikes in oil prices have increased energy costs in all production areas. As the result of these increases, the gross margin for the first quarter decreased from 29% in 1999 to 19% in 2000. During the 32-day shutdown, a major overhaul on our clinker production facilities was performed. This five-week overhaul project resulted in a reduced plant capacity utilization which, adversely affected cement production cost. Also, the higher profit margins for 1999 resulted from a better production capacity utilization on the various segments of the Company. This increase in production was a direct result of the record sales volumes experienced in the cement and ready mix concrete businesses due primarily to the reconstruction efforts mentioned above.

         Selling, general and administrative expenses decreased 9% to $6.0 million during the first quarter of 2000 from $6.6 million over the comparable quarter of 1999. The decrease was principally attributable to lower fees for legal services.

         The provision for income taxes, decreased from 28% for the first quarter of 1999 to 4% for the same period of 2000. This decrease is directly related to the decline in gross margins that resulted in lower taxable income during the first quarter of 2000.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this document, including in this Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company and its businesses to be materially different from that expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; political and social conditions; government regulations and compliance therewith; demographic changes; sales mix; pricing levels; changes in sales to, or the identity of, significant customers; changes in technology, including the technology of cement production; capacity constraints; availability of raw materials and adequate labor; availability of liquidity sufficient to meet the Company's needs; the ability to adapt to changes resulting from acquisitions; and various other factors referenced in this Management's and Discussion Analysis. The Company can be particularly affected by weather in Puerto Rico, changes in the Puerto Rico economy, and changes in the Government of Puerto Rico or the manner in which it regulates the Company.

         The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's investment portfolio is subject to market risk. Market risk is the risk of economic loss arising from adverse changes in market rates and prices, such as interest rates and other relevant market prices. The Company's primary market risk exposure relates to interest rates, as interest rate volatility impacts the value of the Company's investment portfolio. The re-pricing of the Company's financial assets and liabilities also affects interest income and interest expense. The Company manages its interest rate risk exposure to maintain the stability of interest income and interest expense under varying interest rate environments. Taking advantage of the favorable interest rate scenario in recent years, the Company has taken certain steps to minimize its interest rate risk exposure, which include obtaining long-term financing at fixed interest rates (see discussion under liquidity and capital resources.) At the same time, to minimize its interest rate risk exposure and manage its liquidity needs, the Company invests primarily in securities issued or guaranteed by the US government and its agencies with short-term (one year or less) and medium-term (over 1 through 7 years) maturities. The Company also invested in a US government security with a 20-year term to serve as collateral and source of repayment of one of its long-term debts.

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

                                    PUERTO RICAN CEMENT COMPANY, INC.
                                    ---------------------------------
                                               Registrant



   Date: May 12, 2000

                                    By:        /s/ Jose O. Torres
                                       -----------------------------------------
                                                   Jose O. Torres
                                    Vice President and Chief Financial Officer