Form 10-Q
period 2000-06-30
PUERTO RICAN CEMENT CO INC
filed 2000-08-11
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

             For the transition period from ________ to ___________

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

           Common stock, $1.00 Par Value: 5,186,274 Shares Outstanding
           -----------------------------------------------------------

                        PUERTO RICAN CEMENT COMPANY, INC.

                                      INDEX

                                                                                             PAGE NO.
                                                                                             --------
Part I -  Financial Information

          Item 1 - Financial Statements

          Consolidated Balance Sheet as of June 30, 2000 and
          December 31, 1999 .................................................................  3 - 4

          Consolidated Statement of Income for the three-month and six-month
          periods ended on June 30, 2000 and 1999 ...........................................    5

          Consolidated Statement of Cash Flows for the six-month
          periods ended on June 30, 2000 and 1999 ...........................................    6

          Notes to Consolidated Financial Statements ........................................    7

          Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...............................................  8 - 11

          Item 3 - Quantitative and Qualitative Disclosures About
          Market Risk .......................................................................    11

Part II - Other Information .................................................................    12

          Signatures ........................................................................    13

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                          June          December
                                                                        30, 2000         31, 1999
                                                                       ----------      ----------
                                                                            (In thousands)
Assets
Current assets
    Cash and cash equivalents                                          $    2,691      $    1,631
-------------------------------------------------------------------------------------------------
    Short-term investments                                                 11,386           6,001
-------------------------------------------------------------------------------------------------
   Notes and accounts receivable - net of allowance
             for doubtful accounts of $907 in 2000 and
             $1,101 in 1999                                                37,905          34,968
-------------------------------------------------------------------------------------------------
   Inventories:
       Finished products                                                    2,525           2,435
       Work in process                                                      5,712           7,026
       Raw materials                                                        4,370           3,894
       Maintenance and operating supplies                                  22,204          22,023
       Land held for sale, including development costs                        615             923
-------------------------------------------------------------------------------------------------
 Total inventories                                                         35,426          36,301
-------------------------------------------------------------------------------------------------
 Prepaid expenses                                                           9,354           5,580
-------------------------------------------------------------------------------------------------
Total current assets                                                       96,762          84,481
Property, plant and equipment - net of accumulated
 depreciation, depletion and amortization of $100,401
 as of June 30, 2000 and $93,331 as of December 31, 1999                  171,586         168,650
Long-term investments                                                      35,468          39,712
Other assets                                                               11,679          11,746
-------------------------------------------------------------------------------------------------
Total                                                                  $  315,495      $  304,589
=================================================================================================



See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                          June          December
                                                                        30, 2000        31, 1999
                                                                       ----------      ----------
                                                                           (In thousands)
Liabilities and stockholders' equity
Current liabilities
   Notes payable                                                       $    5,687      $      654
   Current portion of long-term debt                                        3,985           3,806
   Accounts payable                                                        14,028           9,665
   Accrued liabilities                                                     10,960           9,233
   Income taxes payable                                                     1,141           4,075
-------------------------------------------------------------------------------------------------
Total current liabilities                                                  35,801          27,433
-------------------------------------------------------------------------------------------------
Long-term liabilities
   Long-term debt, less current portion                                    80,437          81,365
   Deferred income taxes                                                   30,927          30,788
   Other long-term liabilities, including
    postretirement benefits                                                 3,067           3,105
-------------------------------------------------------------------------------------------------
Total long-term liabilities                                               114,431         115,258
-------------------------------------------------------------------------------------------------
Total liabilities                                                         150,232         142,691
-------------------------------------------------------------------------------------------------
Stockholders' equity
   Preferred stock, authorized 2,000,000
       shares of $5.00 par value each; none issued
   Common stock, authorized 20,000,000
       shares of $1.00 par value each; issued
       6,000,000 shares; outstanding 5,186,274 shares
       as of June 30, 2000 and December 31, 1999                            6,000           6,000
 Additional paid-in capital                                                14,703          14,703
 Retained earnings                                                        167,586         164,221
-------------------------------------------------------------------------------------------------
                                                                          188,289         184,924
Less: Shares of common stock in treasury, at cost
      (813,726 shares as of June 30, 2000 and
      December 31, 1999)                                                   23,026          23,026
-------------------------------------------------------------------------------------------------
Stockholders' equity - net                                                165,263         161,898
-------------------------------------------------------------------------------------------------
Total                                                                  $  315,495      $  304,589
=================================================================================================


See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)

                                                                    Three months ended                   Six months ended
                                                                         June 30,                            June 30,
                                                                  2000              1999              2000              1999
------------------------------------------------------------------------------------------------------------------------------------
(In Thousands, except share data)

Net sales                                                     $     41,697       $     48,054     $     83,513       $     92,692
Revenue from real estate operations                                    531                 26              557                 52
------------------------------------------------------------------------------------------------------------------------------------
                                                                    42,228             48,080           84,070             92,744
Cost of sales                                                       30,567             33,402           64,471             64,878
------------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                        11,661             14,678           19,599             27,866
Selling, general & administrative expenses                           5,677              7,728           11,669             14,309
------------------------------------------------------------------------------------------------------------------------------------
Income from operations                                               5,984              6,950            7,930             13,557
------------------------------------------------------------------------------------------------------------------------------------
Other (credits) charges:
   Interest and financial charges                                    1,591              1,563            3,116              3,080
   Interest income                                                    (980)              (916)          (1,935)            (1,832)
    Other expenses                                                     (59)               327               74                592
------------------------------------------------------------------------------------------------------------------------------------
Total other charges                                                    552                974            1,255              1,840
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                             5,432              5,976            6,675             11,717
Provision for income tax                                             1,287              1,844            1,339              3,438
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                    $      4,145       $      4,132     $      5,336       $      8,279
====================================================================================================================================
Net income per share                                          $       0.80       $       0.78     $       1.03       $       1.55
====================================================================================================================================
Average common shares outstanding                                5,186,274          5,314,807        5,186,274          5,346,941
====================================================================================================================================


See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

For the six months ended June 30,                                         2000           1999
--------------------------------------------------------------------------------------------------
                                                                             (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $    5,336      $    8,279
--------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to
   cash flows from operating activities:
         Depreciation, depletion and amortization                           7,301           6,916
         Accretion of discount on investments                                (990)         (1,231)
         Provision for deferred income taxes                                  139             544
         Postretirement benefits cost                                         (15)             13
         (Gain) loss on sale of fixed assets                                   (4)             13
         Changes in assets and liabilities:
              Increase in notes and accounts receivable                    (2,912)         (9,555)
              Decrease in inventories                                         875           1,949
              Increase in prepaid expenses                                 (3,774)         (2,924)
              Decrease (increase) in other long-term assets                    14            (144)
              Increase in accounts payable                                  3,387           6,355
              Increase in accrued liabilities                               1,727           1,995
              Decrease in income taxes payable                             (2,935)           (147)
              Decrease in long-term liabilities                               (23)             --
-------------------------------------------------------------------------------------------------
                  Total adjustments                                         2,790           3,784
-------------------------------------------------------------------------------------------------
         Cash provided by operations                                        8,126          12,063
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (10,228)         (9,536)
   Increase in long-term notes receivable                                      --            (146)
   Redemption of long-term investments                                        849          11,817
   Purchase of investments                                                 (1,000)         (2,660)
   Proceeds from sale of fixed assets                                          23             109
-------------------------------------------------------------------------------------------------
         Cash used in investing activities                                (10,356)           (416)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term borrowings                                        3,000              --
   Proceeds from loans                                                      1,200           1,249
   Repayment of long-term debt                                             (1,949)         (1,129)
   Purchase of treasury stock                                                  --          (6,403)
   Dividends paid                                                            (995)         (2,044)
   Increase in notes payable                                                2,033             754
-------------------------------------------------------------------------------------------------
         Cash provided by (used in) financing activities                    3,290          (7,573)
-------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                       1,060           4,074
Cash and cash equivalents - beginning of period                             1,631           7,481
-------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                              $    2,691      $   11,555
=================================================================================================


See notes to consolidated financial statements.

                        PUERTO RICAN CEMENT COMPANY, INC.
                                   (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statements: In the opinion of Puerto Rican Cement Company, Inc. (the "Company", "Registrant" or "PRCC"), the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position at June 30, 2000 and December 31, 1999; the results of operations for the six-month and three-month periods ended June 30, 2000 and 1999; and its cash flows and changes in stockholders' equity for the six-month periods ended June 30, 2000 and 1999. The results of operations for this interim period are not necessarily indicative of the results to be expected for the full year.

2. Comprehensive income: Other comprehensive income includes, among other things, net realized and unrealized gains and losses on investments in available-for-sale securities. The Company had no item reported as comprehensive income during the second quarter of 2000 and 1999.

3. Segment information: The Company has identified three reportable segments: cement operations, ready mix concrete operations and all others, which includes the lime, realty, financing, and paper and packaging operations. Segment detail for the six-month period is summarized as follows (000's omitted):

                                                                                   Ready Mix       All
                                                                       Cement      Concrete       Others         Total
                                                                      --------     ---------     --------       --------
         June 30, 2000
         Revenues
              Total revenues                                          $ 48,632      $ 47,052      $  5,982      $101,666
              Less - Intersegment revenues                              14,986            --         2,610        17,596
                                                                      --------      --------      --------      --------
              Net revenues                                            $ 33,646      $ 47,052      $  3,372      $ 84,070
                                                                      ========      ========      ========      ========
         Total assets                                                 $180,099      $ 64,104      $ 71,292      $315,495
                                                                      ========      ========      ========      ========
                                                                                   Ready Mix        All
                                                                       Cement      Concrete        Others        Total
                                                                      --------     ---------      --------      --------
         June 30, 1999
         Revenues
              Total revenues                                          $ 56,792      $ 50,390      $  7,110      $114,292
              Less - Intersegment revenues                              19,116            --         2,432        21,548
                                                                      --------      --------      --------      --------
              Net revenues                                            $ 37,676      $ 50,390      $  4,678      $ 92,744
                                                                      ========      ========      ========      ========
         Total assets                                                 $172,185      $ 62,382      $ 73,668      $308,235
                                                                      ========      ========      ========      ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Cash and cash equivalents increased $1.1 million from $1.6 million as of December 31, 1999 to $2.7 million as of June 30, 2000. Short-term and long-term investments held to maturity increased $1.2 million to $46.9 million at June 30, 2000 from $45.7 million at December 31, 1999. This was mainly the result of the increase of $990,000 in the investment in zero-coupon notes intended to pay at maturity notes issued by the company to certain institutional investors.

         Notes and accounts receivable increased by $3.0 million, to $37.9 million as of June 30, 2000 from $34.9 million as of December 31, 1999. The increase is mainly attributable to comparatively higher balances in account receivables-trade. These higher balances have resulted from historically higher volume of sales during the second quarter of each year as compared to the last quarter of the previous year.

         Inventories decreased by $900,000 to $35.4 million as of June 30, 2000 from $36.3 million as of December 31, 1999. The decrease was caused primarily by a reduction in clinker inventory as the result of a scheduled plant shutdown in the first quarter of 2000.

         The increase of $3.8 million in prepaid expenses is mainly due to the timing of scheduled payments related to property and municipal taxes, as well as insurance.

         Property, plant and equipment increased by $2.9 million to $171.6 million as of June 30, 2000 from $168.7 million as of December 31, 1999. This increase resulted from capital expenditures of $10.2 million net of depreciation and amortization of $7.3 million. The capital expenditures were primarily related to machinery and equipment improvements at the cement and ready mix batching plants.

         Total current liabilities increased $8.4 million to $35.8 million as of June 30, 2000 from $27.4 million as of December 31, 1999. The increase was mainly due to a $5.7 million increase in short-term borrowing for short term working capital needs. In addition, there was a $2.7 million increase in accounts payable and accrued liabilities. The increase in accounts payable resulted mainly from a greater amount of purchases of raw materials in the second quarter of 2000 as compared to the last quarter of 1999, a consequence of higher volume of sales explained above.

         At its June 28, 2000 meeting, the Board of Directors of PRCC declared a $0.19 per share dividend on its common stock, payable on August 7, 2000 to stockholders of record on July 10, 2000. As of June 30, 2000, PRCC had 5,186,274 shares of common stock issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at June 30, 2000, increased to $61.0 million from $57.0 million at December 31, 1999 but current ratio decreased to 2.70 to 1 as of June 30, 2000, from 3.08 to 1 as of December 31, 1999. The reduction in current ratio was due mainly to the increase in current liabilities as explained above.

         As of June 30, 2000, the approximate aggregate maturities of long-term debt for the remainder of 2000 and thereafter are as follows (000's omitted):

         2000                                                      $  2,139
         2001                                                         4,849
         2002                                                         4,507
         2003                                                         2,196
         2004 and thereafter                                         70,731
                                                                   --------
         Total                                                     $ 84,422
                                                                   ========

         Loan agreements with term lenders impose certain restrictions on the Company concerning working capital, indebtedness, dividends, investments and certain advances, among other restrictions. At June 30, 2000, the Company complied with the provisions of the loan agreements. The Company's long term debt includes $70 million in notes issued pursuant to a loan agreement to several institutional investors. These notes require no payment of principal until their maturity date and are secured by a $70 million zero-coupon U.S. Treasury bond pledged as collateral.

         The Company has available credit facilities in the aggregate amount of $42,000,000 with commercial banks for short-term financing and discount of trade paper from customers. These short-term facilities are renewable annually at the discretion of the banks, which at this time do not require any commitment fees. The average borrowing outstanding for the quarter and the maximum aggregate short-term borrowing outstanding at any month-end during the second quarter of 2000 was $5,650,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

         Net income for the second quarter of 2000 totaled $4,145,000, or $0.80 per share, compared with $4,132,000, or $0.78 per share, in the comparable quarter of 1999.

         Consolidated net revenues of $42,228,000 during the second quarter in 2000 compare with $48,080,000 for the same period in 1999. The reconstruction works related to damages caused by Hurricane Georges resulted in record sales levels for the first half of 1999. The Company's cement sales for the second quarter of 2000 amounted to 287,000 tons as compared to 349,000 tons sold in the same quarter of 1999, a decrease of 17.8%. During the second quarter of 2000 total sales volume for cement on the Island decreased 5.6% in relation to the same period of 1999. During the first half of 2000 the cement industry of the Island has been impacted by higher imports of cement.

         The reduction in the construction activity during the first half of 2000 also affected our ready mix concrete subsidiary. Ready mix concrete sales decreased to 367,000 cubic yards for the second quarter of 2000 from 438,000 cubic yards sold during the same period of 1999.

         During the second quarter of 2000, the Company realized a $504,000 profit on the sale of the remaining lot at the Amelia Industrial Park.

         Consolidated cost of sales for the second quarter of 2000 decreased 8% to $30.6 million from $33.4 million for the comparable period of 1999. The reduction was principally due to lower sales volume as mentioned above. On a per ton basis, cost of sales reflect higher production costs resulting mainly from increased repair costs during the first quarter of 2000 as the result of a scheduled production shut down of our cement facilities. In addition, recent spikes in oil prices have increased energy costs in all production areas. As a result of these increases, the gross margin for the second quarter decreased from 30.5% in 1999 to 27.6% in 2000.

         Selling, general and administrative expenses decreased 27% to $5.7 million during the second quarter of 2000 from $7.7 million over the comparable quarter of 1999. The decrease was principally attributable to lower professional fees associated with legal proceedings against local government agencies in the federal and local courts that were settled during 1999.

         The provision for income taxes as a percentage of income before taxes, decreased from 31% for the second quarter of 1999 to 25% for the same period of 2000. This decrease is principally attributable to the capital gain on the sale of the lot at the Amelia Industrial Park, which was taxed at a lower rate.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

         Net income for the first six months of 2000 totaled $5,336,000, or $1.03 per share, compared with $8,279,000, or $1.55 per share, for the comparable period of 1999.

         Consolidated net revenues of $84,070,000 during the first half of 2000 compare with $92,744,000 for the same period in 1999. As discussed above, reconstruction efforts due to Hurricane Georges resulted in an increased demand for cement and ready mix concrete in 1999. This demand for cement has returned to normal levels in 2000. The company's cement sales in the first six months of 2000 were 575,000 tons compared to 674,000 tons in the first half of 1999. Our ready mix concrete subsidiary sold 735,000 cubic yards for the first six months of 2000 and 801,000 cubic yards during the same period of 1999.

         Consolidated cost of sales for the first six months of 2000 decreased slightly to $64.5 million from $64.9 million for the comparable period of 1999. This decrease was minimal compared to the decrease in sales volume resulting in the reduction of the Company's gross margin from 30% for the first six months of 1999 to 23.3% for the comparable 2000 period. This was mainly caused by higher production costs resulting from increased shutdown and repair expenses during the first quarter of 2000 as the result of a scheduled production shut down of our cement facilities, and higher energy costs in all production areas.

         Selling, general and administrative expenses during the first half of 2000 decreased 18% to $11.7 million from $14.3 million over the comparable period of 1999. Selling, general and administrative expenses were higher in 1999 because of legal fees resulting from proceedings against local government agencies in the federal and local courts.

         The provision for income taxes as a percentage of income before taxes, decreased from 29% for the first six months of 1999 to 20% for the same period of 2000. This decrease is principally related to the decline in taxable income during the first half of 2000 and the more favorable tax treatment of the gain on the sale of the lot at the Amelia Industrial Park, as explained above.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this document, including those in this Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company and its businesses to be materially different from that expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; political and social conditions; government regulations and compliance therewith; demographic changes; sales mix; pricing levels; changes in sales to, or the identity of, significant customers; changes in technology, including the technology of cement production; capacity constraints; availability of raw materials and adequate labor; availability of liquidity sufficient to meet the Company's needs; the ability to adapt to changes resulting from acquisitions; and various other factors referenced in this Management's and Discussion Analysis. The Company can be particularly affected by weather in Puerto Rico, changes in the Puerto Rico economy, and changes in the Government of Puerto Rico or the manner in which it regulates the Company.

         The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's investment portfolio is subject to market risk. Market risk is the risk of economic loss arising from adverse changes in market rates and prices, such as interest rates and other relevant market prices. The Company's primary market risk exposure relates to interest rates, as interest rate volatility impacts the value of the Company's investment portfolio. The re-pricing of the Company's financial assets and liabilities also affects interest income and interest expense. The Company manages its interest rate risk exposure to maintain the stability of interest income and interest expense under varying interest rate environments. Taking advantage of the favorable interest rate scenario in recent years, the Company has taken certain steps to minimize its interest rate risk exposure, which include obtaining long-term financing at fixed interest rates (see discussion under liquidity and capital resources.) At the same time, to minimize its interest rate risk exposure and manage its liquidity needs, the Company invests primarily in securities issued or guaranteed by the US government and its agencies with short-term (one year or less) and medium-term (over 1 through 7 years) maturities. The Company has also invested in a US government security with a 20-year term to serve as collateral and a source of repayment for one of its long-term debts.

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

                                   PUERTO RICAN CEMENT COMPANY, INC.
                                   ---------------------------------
                                             Registrant



Date: August 11, 2000              By:        /s/ Jose O. Torres
                                      ---------------------------------------
                                                  Jose O. Torres
                                   Vice President and Chief Financial Officer