Form 10-Q/A
period 2000-06-30
PUERTO RICAN CEMENT CO INC
filed 2000-09-12
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from                 to
                                         --------------     -------------

                         Commission File Number: 1-4753
                                                 ------

                       Puerto Rican Cement Company, Inc.
                       ---------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

  Commonwealth of Puerto Rico                        51-A-66-0189525
---------------------------------        --------------------------------------

 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)


 P.O. Box 364487 - San Juan, P.R.                                    00936-4487
 ---------------------------------------                             ----------
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

PART II.  OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Stockholders was held at the executive offices of Puerto Rican Cement Company, Inc. (the "Company"), at Guaynabo, Puerto Rico, on May 3, 2000.

         (c) The election of five Class I Directors for a term of three years and one Class III Director for a term of two years was submitted to a vote at the meeting. The result of the votes taken at such meeting for the election of five Class I Directors and one Class III Director is as follows:

                                                                                    NUMBER OF
                                                          NUMBER OF              SHARES WITHHELD
                                                        SHARES VOTED               FROM VOTING
                  NAME OF NOMINEE                        FOR NOMINEE               FOR NOMINEE
                  ---------------                        -----------               -----------
                  CLASS I DIRECTORS

                  Waldermar Del Valle                     3,768,406                    3,231

                  Luis A. Ferre Rangel                    3,768,477                    3,160

                  Oscar A. Blasini                        3,768,407                    3,230

                  Miguel A. Nazario                       3,744,334                   27,303

                  Hector Del Valle                        3,666,408                  105,229

                  CLASS III DIRECTOR

                  Emilio Venegas                          3,768,326                    3,311


ITEM 5 - OTHER INFORMATION

         On May 3, 2000, the Company executed amended and restated agreements originally signed in July 1998, between the Company and Miguel A. Nazario, Antonio L. Ferre Rangel and Jose O. Torres, respectively. The amendments and restatements included changing certain provisions specifying the conditions to receipt of benefits and provisions relating to payments by the Company in substitution for benefits that otherwise might have been received under the Company's pension plan. Certain other provisions were also changed in order to clarify or correct such provisions. The form of these amended and restated agreements is included as Exhibit 10.6 to this report.

         At the July 2000 Board of Directors meeting, the Company entered into severance compensation agreements with seven (7) of the Company's executives. These contracts were granted for the first time to these executives, and have terms similar to those of the severance compensation agreements executed in July 1998 with other key executives of the Company. These additional contracts largely reflect the replacement of departing key executives, whose severance compensation agreements have been terminated, with their successors. The contracts, among other things, grant an amount equal to two-and-a-half times the compensation based on salary plus bonus during the preceding three-year period in the event of a takeover or change in control of ownership of the Company, or if the executive is laid-off or forced to resign. (The form of this severance compensation agreement was filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 1998 and is incorporated herein by reference.)


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits required by Item 601 of Regulation S-K

10.      Material Contracts

         10.6 Form of Amended and Restated Severance Compensation Agreement executed by the Company on May 3, 2000 with three of the Company's key executives.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PUERTO RICAN CEMENT COMPANY, INC.
                                                Registrant



   Date: September 12, 2000           By: /s/ Jose O. Torres
                                         ---------------------------------------
                                                    Jose O. Torres
                                      Vice President and Chief Financial Officer

                       PUERTO RICAN CEMENT COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                                 EXHIBITS INDEX


Exhibit Number    Description of Document
--------------    -----------------------
     10.6         Form of Amended and Restated Severance Compensation Agreement
                  executed by the Company on May 3, 2000 with three of the
                  Company's key executives