Form 10-Q
period 2000-09-30
PUERTO RICAN CEMENT CO INC
filed 2000-11-14
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934.

                For the quarterly period ended September 30, 2000
                                               ------------------

                                       or

[ ]      Transition report pursuant to Section 13 or 15 (d) of the
                    Securities Exchange Act of 1934.

               For the transition period from _______ to _______

                         Commission File Number: 1-4753
                                                 ------

                        Puerto Rican Cement Company, Inc.
                        --------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

      Commonwealth of Puerto Rico                   51-A-66-0189525
----------------------------------------   -----------------------------------
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

   P.O. Box 364487 - San Juan, P.R.                    00936-4487
----------------------------------------               ----------
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

                        PUERTO RICAN CEMENT COMPANY, INC.

                                      INDEX

                                                                                              PAGE NO.
                                                                                              --------
Part I -     Financial Information

             Item 1  -  Financial Statements

             Consolidated Balance Sheet as of September 30, 2000 and
             December 31, 1999.............................................................     3 - 4

             Consolidated Statement of Income for the three-month and nine-month
             periods ended on September 30, 2000 and 1999..................................         5

             Consolidated Statement of Cash Flows for the nine-month
             periods ended on September 30, 2000 and 1999..................................         6

             Notes to Consolidated Financial Statements....................................         7

             Item 2  -  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................................    8 - 11

             Item 3  -  Quantitative and Qualitative Disclosures About
             Market Risk...................................................................        12

Part II -    Other Information.............................................................        12

             Signatures....................................................................        13

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                      September          December
                                                                      30, 2000           31, 1999
                                                                      ---------          --------
                                                                            (In thousands)
Assets
Current assets
    Cash and cash equivalents                                         $   1,008          $   1,631
--------------------------------------------------------------------------------------------------
    Short-term investments                                               17,624              6,001
--------------------------------------------------------------------------------------------------
   Notes and accounts receivable - net of allowance
       for doubtful accounts of $903 in 2000 and
       $1,101 in 1999                                                    37,363             34,968
--------------------------------------------------------------------------------------------------
   Inventories:
       Finished products                                                  2,810              2,435
       Work in process                                                    6,839              7,026
       Raw materials                                                      4,839              3,894
       Maintenance and operating supplies                                23,016             22,023
       Land held for sale, including development costs                      615                923
--------------------------------------------------------------------------------------------------
 Total inventories                                                       38,119             36,301
--------------------------------------------------------------------------------------------------
 Prepaid expenses                                                         7,995              5,580
--------------------------------------------------------------------------------------------------
Total current assets                                                    102,109             84,481
Property, plant and equipment - net of accumulated
 depreciation, depletion and amortization of $103,917 as of
 September 30, 2000 and $93,331 as of December 31, 1999                 169,915            168,650
Long-term investments                                                    29,530             39,712
Other assets                                                             14,705             11,746
--------------------------------------------------------------------------------------------------
Total                                                                  $316,259           $304,589
==================================================================================================

See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                   September        December
                                                                   30, 2000         31, 1999
                                                                   ---------        --------
                                                                         (In thousands)
Liabilities and stockholders' equity
Current liabilities
   Notes payable                                                    $  5,775        $    654
   Current portion of long-term debt                                   4,076           3,806
   Accounts payable                                                   14,117           9,665
   Accrued liabilities                                                10,062           9,233
   Income taxes payable                                                  999           4,075
--------------------------------------------------------------------------------------------
Total current liabilities                                             35,029          27,433
--------------------------------------------------------------------------------------------
Long-term liabilities
   Long-term debt, less current portion                               80,389          81,365
   Deferred income taxes                                              30,926          30,788
   Other long-term liabilities, including
    postretirement benefits                                            3,064           3,105
--------------------------------------------------------------------------------------------
Total long-term liabilities                                          114,379         115,258
--------------------------------------------------------------------------------------------
Total liabilities                                                    149,408         142,691
--------------------------------------------------------------------------------------------
Stockholders' equity
   Preferred stock, authorized 2,000,000
       shares of $5.00 par value each; none issued
   Common stock, authorized 20,000,000
       shares of $1.00 par value each; issued
       6,000,000 shares; outstanding 5,186,274 shares
       as of September 30, 2000 and December 31, 1999                  6,000           6,000
   Additional paid-in capital                                         14,703          14,703
   Retained earnings                                                 169,174         164,221
--------------------------------------------------------------------------------------------
                                                                     189,877         184,924
Less:   Shares of common stock in treasury, at cost
        (813,726 shares as of September 30, 2000 and
        December 31, 1999)                                            23,026          23,026
--------------------------------------------------------------------------------------------
Stockholders' equity - net                                           166,851         161,898
--------------------------------------------------------------------------------------------
Total                                                               $316,259        $304,589
============================================================================================

See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)

                                                       Three months ended                 Nine months ended
                                                          September 30,                     September 30,
                                                      2000             1999             2000             1999
-----------------------------------------------------------------------------------------------------------------
(In thousands, except share data)

Net sales                                         $     39,828     $     43,417     $    123,342     $    136,109
Revenue from real estate operations                        128               27              684               79
-----------------------------------------------------------------------------------------------------------------
                                                        39,956           43,444          124,026          136,188
Cost of sales                                           30,154           33,418           94,625           98,296
-----------------------------------------------------------------------------------------------------------------
Gross margin                                             9,802           10,026           29,401           37,892
Selling, general & administrative expenses               6,073            6,170           17,742           20,479
-----------------------------------------------------------------------------------------------------------------
Income from operations                                   3,729            3,856           11,659           17,413
-----------------------------------------------------------------------------------------------------------------
Other (credits) charges:
   Interest and financial charges                        1,637            1,337            4,753            4,417
   Interest income                                      (1,005)            (860)          (2,941)          (2,692)
   Other expenses                                         (366)            (188)            (291)             404
-----------------------------------------------------------------------------------------------------------------
   Total other charges                                     266              289            1,521            2,129
-----------------------------------------------------------------------------------------------------------------
Income before income tax                                 3,463            3,567           10,138           15,284
Provision for income tax                                   890            1,008            2,229            4,446
-----------------------------------------------------------------------------------------------------------------
Net income                                        $      2,573     $      2,559     $      7,909     $     10,838
=================================================================================================================
Net income per share                              $       0.50     $       0.48     $       1.53     $       2.05
=================================================================================================================
Average common shares outstanding                    5,186,274        5,293,385        5,186,274        5,293,385
=================================================================================================================

See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

For the nine months ended September 30,                             2000           1999
------------------------------------------------------------------------------------------
                                                                      (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $    7,909     $   10,838
------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to
   cash flows from operating activities:
         Depreciation, depletion and amortization                    11,091         10,490
         Accretion of discount on investments                        (1,494)        (1,782)
         Provision for deferred income taxes                            139           (440)
         Postretirement benefits cost                                   (19)           (26)
         (Gain) loss on sale of fixed assets                           (170)            13

         Changes in assets and liabilities:
              Increase in notes and accounts receivable              (2,813)        (6,943)
              (Increase) decrease in inventories                     (1,818)         2,026
              Increase in prepaid expenses                           (2,415)        (3,027)
              Increase in other long-term assets                     (2,066)          (467)
              Increase in accounts payable                            4,448          3,261
              Increase in accrued liabilities                           829          1,159
              (Decrease) increase in income taxes payable            (3,076)         1,824
              Decrease in long-term liabilities                         (23)            --
------------------------------------------------------------------------------------------
                  Total adjustments                                   2,613          6,088
------------------------------------------------------------------------------------------
         Cash provided by operations                                 10,522         16,926
------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (12,555)       (16,318)
   Increase in long-term notes receivable                              (516)        (3,872)
   Redemption of long-term investments                                1,053         14,037
   Purchase of investments                                           (1,000)        (5,160)
   Proceeds from sale of fixed assets                                   411            109
------------------------------------------------------------------------------------------
         Cash used in investing activities                          (12,607)       (11,204)
------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term borrowings                                  3,000             --
   Proceeds from loans                                                2,400          5,249
   Repayment of long-term debt                                       (3,106)        (2,134)
   Purchase of treasury stock                                            --         (6,411)
   Dividends paid                                                    (2,953)        (3,043)
   Increase in notes payable                                          2,121            335
------------------------------------------------------------------------------------------
         Cash provided by (used in) financing activities              1,462         (6,004)
------------------------------------------------------------------------------------------
(Decrease) in cash and cash equivalents                                (623)          (282)
Cash and cash equivalents - beginning of period                       1,631          7,481
------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                        $    1,008     $    7,199
==========================================================================================

See notes to consolidated financial statements.

                        PUERTO RICAN CEMENT COMPANY, INC.
                                   (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statements: In the opinion of Puerto Rican Cement Company, Inc. (the "Company," "Registrant" or "PRCC"), the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position at September 30, 2000 and December 31, 1999; the results of operations for the nine-month and three-month periods ended September 30, 2000 and 1999; and its cash flows and changes in stockholders' equity for the nine-month periods ended September 30, 2000 and 1999. The results of operations for this interim period are not necessarily indicative of the results to be expected for the full year.

2. Comprehensive income: Other comprehensive income includes, among other things, net realized and unrealized gains and losses on investments in available-for-sale securities. The Company had no item reported as comprehensive income during the third quarters of 2000 and 1999.

3. Segment information: The Company has identified three reportable segments: cement operations, ready mix concrete operations and all others, which includes the lime, realty, financing, and paper and packaging operations. Segment detail for the nine-month period is summarized as follows (000's omitted):

                                                     Ready Mix      All
                                         Cement      Concrete      Others       Total
                                        --------     ---------    --------     --------
September 30, 2000
Revenues
     Total revenues                     $ 71,618     $ 69,656     $  8,680     $149,954
     Less - Intersegment revenues         22,098           --        3,830       25,928
                                        --------     --------     --------     --------
     Net revenues                       $ 49,520     $ 69,656     $  4,850     $124,026
                                        ========     ========     ========     ========
Total assets                            $181,524     $ 63,660     $ 71,075     $316,259
                                        ========     ========     ========     ========

                                                     Ready Mix      All
                                         Cement      Concrete      Others       Total
                                        --------     ---------    --------     --------
September 30, 1999
Revenues
     Total revenues                     $ 83,760     $ 74,563     $ 10,091     $168,414
     Less - Intersegment revenues         28,489           --        3,737       32,226
                                        --------     --------     --------     --------
     Net revenues                       $ 55,271     $ 74,563     $  6,354     $136,188
                                        ========     ========     ========     ========
Total assets                            $169,378     $ 64,444     $ 75,559     $309,381
                                        ========     ========     ========     ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Cash and cash equivalents decreased $600,000 from $1.6 million as of December 31, 1999 to $1.0 million as of September 30, 2000. Short-term and long-term investments held to maturity increased $1.5 million to $47.2 million at September 30, 2000 from $45.7 million at December 31, 1999. This was mainly the result of the $1.1 million accretion in the value of the investment in zero-coupon notes intended to pay at maturity notes issued by the Company to certain institutional investors. The shift from long-term investment to short-term investment was principally due to a reclassification to short-term of those investments that matured in less than one year.

         Notes and accounts receivable increased by $2.4 million to $37.4 million as of September 30, 2000 from $34.9 million as of December 31, 1999. This increase is considered seasonal as historically volume of sales and consequently the related receivables tend to decrease in the last quarter of the year.

         Inventories increased $1.8 million to $38.1 million as of September 30, 2000 from $36.3 million as of December 31, 1999 due to increases of $570,000 in coal and $547,000 in spare parts inventories.

         The increase of $2.4 million in prepaid expenses is mainly due to higher balances in prepayments related to property and municipal taxes, as well as insurance, and the timing of their scheduled payments. These prepayments will be fully amortized by year-end.

         Total current liabilities increased by $7.6 million to $35.0 million as of September 30, 2000 from $27.4 million as of December 31, 1999. The increase was mainly due to a $5.1 million increase in notes payable on borrowings used for short-term working capital needs. In addition, there was a $5.3 million increase in accounts payable and accrued liabilities. The increase in accounts payable resulted mainly from a greater amount of purchases of raw materials in the third quarter of 2000 as compared to the last quarter of 1999. Accrued liabilities increased due to certain liabilities, such as the Christmas bonus, which are accrued during the year and paid at the end of the year.

         At its September 27, 2000 meeting, the Board of Directors of PRCC declared a $0.19 per share dividend on its common stock, payable on November 10, 2000 to stockholders of record on October 6, 2000. As of September 30, 2000, PRCC had 5,186,274 shares of common stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at September 30, 2000, increased to $67.0 million from $57.0 million at December 31, 1999, but the current ratio decreased to 2.91 to 1 as of September 30, 2000, from 3.08 to 1 as of December 31, 1999. The reduction in the current ratio was due mainly to the increase in current liabilities as described above.

         Property, plant and equipment increased by $1.2 million to $169.9 million as of September 30, 2000 from $168.7 million as of December 31, 1999 due to capital expenditures of $12.6 million net of depreciation and amortization of $11.1 million. The capital expenditures were primarily related to improvements to machinery and equipment at the cement and ready mix concrete plants.

         Total long-term debt as of September 30, 2000 decreased to $84.5 million from $85.2 million as of December 31, 1999. The decrease was due to $3.1 million in debt repayment, net of $2.4 million in proceeds from new loans.

         As of September 30, 2000, the approximate aggregate maturities of long-term debt for the remainder of 2000 and thereafter are as follows (000's omitted):

         2000                                $ 1,073
         2001                                  5,089
         2002                                  4,747
         2003                                  2,436
         2004 and thereafter                  71,120
                                             -------
         Total                               $84,465
                                             =======

         Loan agreements with term lenders impose certain restrictions on the Company concerning working capital, indebtedness, dividends, investments and certain advances, among other restrictions. As of September 30, 2000, the Company complied with the provisions of the loan agreements. The Company's long term debt includes $70 million in notes issued pursuant to a loan agreement to several institutional investors. These notes require no payment of principal until their maturity date and are secured by a $70 million zero-coupon U.S. Treasury bond pledged as collateral.

         The Company has available credit facilities in the aggregate amount of $42,000,000 with commercial banks for short-term financing and discount of trade paper from customers. These short-term facilities are renewable annually at the discretion of the banks, which at this time do not require any commitment fees. The average borrowing outstanding for the quarter and the maximum aggregate short-term borrowing outstanding at any month-end during the third quarter of 2000 was $5,775,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

         Net income for the third quarter of 2000 totaled $2,573,000, or $0.50 per share, compared with $2,559,000, or $0.48 per share, in the comparable quarter of 1999.

         Consolidated net revenues were $39,956,000 during the third quarter in 2000 compared with $43,444,000 for the same period in 1999. The Company's cement sales for the third quarter of 2000 amounted to 270,000 tons as compared to 349,000 tons sold in the same quarter of 1999, a decrease of 23%. The cement industry of the Island continues to be impacted by higher imports of cement. Ready mix concrete sales decreased to 343,000 cubic yards for the third quarter of 2000 from 381,000 cubic yards sold during the same period of 1999.

         Consolidated cost of sales for the third quarter of 2000 decreased 9.8% to $30.2 million from $33.4 million for the comparable period of 1999. The reduction was principally due to lower sales volume as mentioned above. On a per unit basis, cost of sales reflect lower cement production costs during the third quarter of 2000 compared to the third quarter of 1999 due to the unfavorable effect of clinker import to the cost of production. Gross margin for the third quarter improved from 23.1% in 1999 to 24.5% in 2000. The increase in gross margin was the result of lower production cost for cement plus the effect of a 5% increase in the selling price for ready mix concrete beginning in May 2000.

         Selling, general and administrative expenses decreased slightly to $6.1 million during the third quarter of 2000 from $6.2 million over the comparable quarter of 1999. The provision for income taxes as a percentage of income before taxes decreased from 28% for the third quarter of 1999 to 26% for the same period of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net income for the nine-month period ended September 30, 2000 totaled $7,909,000, or $1.53 per share, compared with $10,838,000, or $2.05 per share, for the comparable period of 1999.

         Consolidated net revenues decreased $12.2 million from $136,188,000 during the nine-month period ended September 30, 1999 compared with $124,026,000 for the same period in 2000. The reconstruction efforts related to damages caused by Hurricane Georges drove up demand for cement and ready mix concrete in 1999. Demand for cement has returned to normal levels in 2000. The Company's cement sales in the nine-month period ended September 30, 2000 were 846,000 tons compared to 995,000 tons over the comparable 1999 period. Our ready mix concrete subsidiary sold 1,078,000 cubic yards during the nine months period ended September 30, 2000 compared with 1,182,000 cubic yards during the same period of 1999. The 9% decrease resulted from a strong construction activity in 1999 driving sales to extraordinary levels during that period.

         Consolidated cost of sales for the nine-month period ended September 30, 2000 decreased $3.7 million to $94.6 million from the comparable period of 1999, partially because of the decrease in sales. However, gross margin percentage declined from 27.8% for the nine months of 1999 to 23.7% for the comparable 2000 period due to higher production costs resulting from increased repair expenses as well as higher fuel and energy costs in all production areas. As mentioned before, increased repair expenses resulted from a scheduled production shutdown of our cement facilities during the first quarter of 2000.

         Selling, general and administrative expenses during the nine-month period of 2000 decreased 14% to $17.7 million from $20.5 million over the comparable period of 1999. Selling, general and administrative expenses were higher in 1999 principally because of legal fees resulting from the proceedings against local government agencies in federal and local courts. These legal actions were settled during the first half of 1999.

         The provision for income taxes as a percentage of income before taxes decreased from 29% for the nine-month period of 1999 to 22% for the same period of 2000. This decrease is principally related to a reduction in taxable income during 2000 and the more favorable tax treatment of the gains on the sale of real estate realized during 2000.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's investment portfolio is subject to market risk. Market risk is the risk of economic loss arising from adverse changes in market rates and prices, such as interest rates and other relevant market prices. The Company's primary market risk exposure relates to interest rates, as interest rate volatility impacts the value of the Company's investment portfolio. The re-pricing of the Company's financial assets and liabilities also affects interest income and interest expense. The Company manages its interest rate risk exposure to maintain the stability of interest income and interest expense under varying interest rate environments. The Company has taken certain steps to minimize its interest rate risk exposure, which include obtaining long-term financing at fixed interest rates (see discussion under liquidity and capital resources.) At the same time, to minimize its interest rate risk exposure and manage its liquidity needs, the Company invests primarily in securities issued or guaranteed by the US government and its agencies with short-term (one year or less) and medium-term (over 1 through 7 years) maturities. The Company has also invested in a US government security with a 20-year term (due 2017) to serve as collateral and a source of repayment for one of its long-term debts.

PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-K

                  27. Financial Data Schedule .

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

                                         PUERTO RICAN CEMENT COMPANY, INC.
                                     -------------------------------------------
                                                    Registrant


Date: November 14, 2000           By: /s/           Jose O. Torres
                                     -------------------------------------------
                                                    Jose O. Torres
                                     Vice President and Chief Financial Officer