Form 10-K
period 2000-12-31
PUERTO RICAN CEMENT CO INC
filed 2001-03-30
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM           TO
                                       -----------  ------------

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

      (Registrant's telephone number, including area code): (787) 783-3000
 .
Securities registered pursuant to Section l2 (b) of the Act:

                                           NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                    ON WHICH REGISTERED
-----------------------------              ------------------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant is $146,771,554. This market value was computed by reference to the closing price of the common stock on The New York Stock Exchange on March 15, 2001.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the period covered by this report:

      COMMON STOCK,  $L.00 PAR VALUE        5,186,274 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

         l. Portions of the Company's Annual Report to Security Holders for the fiscal year ended December 3l, 2000, are incorporated by reference into Parts I and II.

         2. Portions of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III.


                           [Cover page 2 of 2 pages]

                   CROSS REFERENCE SHEET AND TABLE OF CONTENTS

                                                                                           Page
     ITEM                                                                                  Number   Reference(1)
     ----                                                                                  ------   ------------
                                     PART I
                                                                                                    <C
       1.     Business.....................................................................     6
                  General Development of Business..........................................     6
                  Financial Information About Industry Segments       .....................     6          (2)
                  Narrative Description of Business........................................     7
                  Financial Information About Geographic Areas        .....................    13
                  Executive Officers of the Company .......................................    13

       2.     Properties...................................................................    15          (3)

       3.     Legal Proceedings............................................................    16          (4)

       4.     Submission of Matters to a Vote of Security Holders       ...................    16

                                     PART II
       5.     Market for the Registrant's Common Equity
                and Related Stockholder Matters............................................    16          (5)

       6.     Selected Financial Data......................................................    16          (6)

       7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................................    17          (7)

      7A.     Quantitative and Qualitative Disclosures About Market Risk ..................    17          (8)

       8.     Financial Statements and Supplementary Data    ..............................    17          (9)

       9.     Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure........................................    17

                                    PART III

      10.     Directors and Executive Officers of the Registrant ..........................    18          (10)

      11.     Executive Compensation.......................................................    18          (11)

      12.     Security Ownership of Certain Beneficial Owners
                and Management.............................................................    18          (12)

      13.     Certain Relationships and Related Transactions   ............................    18          (13)

                                     PART IV

      l4.     Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.................................................................    19



---------------
         (l) Information incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 2000 ("Annual Report") and the Company's definitive Proxy Statement for use in connection with the Company's Annual Meeting of Stockholders to be held on May 2, 2001 ("Proxy Statement").

         (2) Annual Report, pages 44 to 45, section entitled "Notes to Consolidated Financial Statements, Note 12 / Segment Information."

         (3) Annual Report, page 36, section entitled "Notes to Consolidated Financial Statements, Note 4 / Property, Plant and Equipment" and page 46, section entitled "Notes to Consolidated Financial Statements, Note 13 / Lease Commitments."

         (4) Annual Report, page 47, section entitled "Notes to Consolidated Financial Statements, Note 15 / Contingent Liabilities and Other Commitments," and page 47, section entitled "Notes to Consolidated Financial Statements, Note 16 / Legal Proceedings."

         (5) Annual Report, page 53, section entitled "Common Share Prices and Dividends Per Share," page 50, section entitled "Five-Year Statistical Comparison" and pages 39 to 40, section entitled "Notes to Consolidated Financial Statements, Note 9 / Long-term Debt."

         (6)      Annual Report, page 25, section entitled "Selected Financial
                  Data."

         (7) Annual Report, pages 20 to 25, section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         (8) Annual Report, pages 32 to 34, section entitled "Notes to Consolidated Financial Statements, Note 1 / Reporting Entity and Summary of Accounting Policies, " and pages 36 to 37, section entitled "Notes to Consolidated Financial Statements,
                  Note 5 / Investments."

         (9) Annual Report, pages 26 to 50, sections entitled "Report of Independent Accountants," "Consolidated Statement of Income," "Consolidated Balance Sheet," "Consolidated Statement of Comprehensive Income," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements," "Consolidated Fourth Quarter Results," "Financial Results by Quarter," and "Five-Year Statistical Comparison."

         (10) Proxy Statement, pages 2 to 8, section entitled "Information about Directors, Nominees and Principal Stockholders" and page 11, section entitled "Executive Compensation."

         (11) Proxy Statement, pages 11 to 20, section entitled "Executive Compensation" through and including section entitled "Certain Transactions with Management."

         (12) Proxy Statement, pages 2 to 10, sections entitled "Information about Directors, Nominees and Principal Stockholders" and "Security Ownership of Certain Beneficial Owners."

         (13) Proxy Statement, pages 19 to 20, sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management."

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

Information on the industry segments in which the Company has been engaged for the last three fiscal years, including the amounts of revenue, operating profit and identifiable assets attributable to each of the Company's industry segments, is included as part of PRCC's Annual Report, pages 44 to 45, section entitled "Notes to Consolidated Financial Statements, Note 12 / Segment Information," which includes the financial statements and schedules furnished pursuant to Item 14 and is incorporated herein by reference.

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

During the fiscal year ended December 3l, 2000, the Company sold 1,100,000 tons of Portland grey cement to customers in Puerto Rico. Approximately 31.2% of the cement sold by PRCC in 2000 was sold to its ready mix concrete subsidiary, Ready Mix Concrete, Inc. ("RMC").

Raw Materials. PRCC owns, in fee, properties containing limestone and sand deposits, which directly adjoin or are located close to its cement plant site. The Company also owns properties near the plant that contain clay deposits. The Company has not conducted a systematic exploratory drilling program ordinarily considered necessary for the establishment of limestone and other raw material reserves and, accordingly, makes no tonnage estimate of the availability of such raw materials. However, based on the results of scattered drilling on deposits of substantial depths, and past and present production from PRCC's properties, the Company believes that the availability of limestone and other raw materials presents no foreseeable supply problem. There have been no recent material changes in the exploitation of the principal raw material deposits, and no material changes are expected.

PRCC purchases raw gypsum, as well as coal used for firing the kiln, in the open market from sources outside Puerto Rico. Up to December 31, 2000, the Company had a contract that was cancelled on that date with a coal supplier. Electricity is purchased from the Puerto Rico Electric Power Authority, and water is obtained from wells located on the Company's properties.

Competition. PRCC is the principal producer of cement in Puerto Rico. During 2000, the other cement manufacturing company in Puerto Rico, Essroc San Juan, Inc. (formerly known as San Juan Cement Company, Inc.) produced approximately 34.5% of the total bags of cement sold in Puerto Rico. The amount of cement imported to the Puerto Rico market during 2000 totaled 6,299,000 bags or 13.9% of the total cement market of Puerto Rico for this year.

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

READY MIX CONCRETE OPERATIONS SEGMENT

Principal product. Ready mix concrete is produced by RMC, the Company's ready mix concrete subsidiary, in batching plants by mixing controlled portions of cement, aggregates, water and chemical additives. The product is delivered to construction sites by concrete-mixer trucks. The Company sells this product to contractors on public construction projects and to private residential and industrial builders. Net sales totaled $90,380,000 in 2000.

The Company's annual ready mix concrete production capacity is over 1.6 million cubic yards, which is distributed among 19 batching plants, with delivery accomplished by a fleet of concrete-mixer trucks. Four batching plants are located on land owned by the Company and the remaining plants are located on parcels of land leased to the Company pursuant to operating leases with terms ranging from one to ten years.

Raw materials. RMC purchases its cement from PRCC. Aggregates, mainly sand and gravel, and chemical additives used to produce concrete are currently purchased from various outside suppliers. In 2001, RMC expects to begin to obtain some aggregates manufactured from material extracted from the Company's Vega Alta development.

Competition. The Company is the largest producer of ready mix concrete in Puerto Rico. The Company competes with various other large ready mix concrete companies and several small ready mix concrete operators. Competition is considered to be strong and is based primarily on price, although product quality, consistency and customer service are also important.

Seasonal Effect on Sales. Demand for cement products, including ready mix concrete, is largely dependent on the requirements of the construction industry, which in Puerto Rico and the Caribbean are not necessarily seasonal because of year-round favorable climatic conditions. However, from time to time the construction industry is affected by major hurricanes. The requirements of the construction industry also depend to some extent on Puerto Rico's general economic conditions.

ALL OTHERS SEGMENT

PACKAGING OPERATIONS

Principal Product. Multi-wall paper bags are produced by the Company's St. Regis Paper and Bag Division ("St. Regis"). Polypropylene bags are produced by the Company's wholly-owned subsidiary, Poly Bags and Packaging, Inc. ("Polybags"). Both types of bags are marketed almost exclusively in Puerto Rico.

During 2000, paper bag sales were made to the following customers: 61% to PRCC and its subsidiaries; 20% to the grain and animal feed industry; 14% to sugar and flour producers; and 5% for miscellaneous uses. Polypropylene bag sales during the year were made to the following customers: 38% to PRCC and its subsidiaries; 62% to fertilizer and animal feed producers, and other miscellaneous uses.

Raw Materials. The Company purchases paper, polypropylene and other related raw materials from various sources outside of Puerto Rico.

Competition. The Company is the principal producer of multi-wall paper bags and the only producer of polypropylene bags in Puerto Rico. The Company competes based on the price and quality of its products principally against imported products.

LIME OPERATIONS

Principal product. The Company manufactures and sells hydrated lime, types Q and S (both in bulk and bagged), and pebble lime (in bulk only) through its wholly-owned subsidiary, Florida Lime Corporation ("FLC").

During the fiscal year ended December 3l, 2000, approximately 43% of the lime produced by the Company was sold to the local construction and agricultural industries. The remaining 57% was sold to other industries for chemical use, both in Puerto Rico and in export markets. Export sales for the year ended December 31, 2000 represented 11% of total lime sales. A significant portion of exported lime is used in the alumina refining industry, and thus demand may vary depending upon the market conditions of that industry.

Raw Materials. Limestone with a high level of calcium carbonate is the only raw material used in the production of lime. The Company currently purchases limestone from various sources close to the plant.

Competition. The Company is the only producer of lime in Puerto Rico. No material amount of lime was imported to the Puerto Rico market during 2000.

Seasonal Effect on Sales. Due to the year-round favorable weather conditions of Puerto Rico and the Caribbean area, sales of lime are not necessarily seasonal.

FINANCING OPERATIONS

The Company, through one of its wholly-owned subsidiaries, Ponce Capital Corporation ("PCC"), provides equipment financing mostly to block manufacturers, hardware stores and ready mix concrete businesses.

REALTY OPERATIONS

The Company, through one of its wholly-owned subsidiaries, owns and holds for future development and sale approximately 592 acres of land throughout Puerto Rico. The Company intends to develop a 300-unit, low-cost housing project on 80 of these acres located in the Municipality of Vega Alta.

AGGREGATES OPERATIONS

Principal product. The Company expects to commence an operation to extract limestone from the earth's crust in the municipality of Guanica, Puerto Rico in the near future. The project has been somewhat delayed principally due to the allocation of resources to its project at Carolina. This operation is located on property leased from the Commonwealth of Puerto Rico. The limestone material extracted from this property will be sold principally to the Company's subsidiary, FLC.

Additionally, in order to develop the 300-unit housing project mentioned above, the land upon which the housing units will be built has to be leveled and prepared, with excess material to be used in the production of aggregates (principally sand and crushed limestone) in a separate location. These aggregates will be used primarily to supply the Company's ready mix concrete operations. PRCC owns, in fee, the property located in Vega Alta upon which it intends to develop the housing project.

Raw materials. Guanica - The Company has a five-year lease contract, renewable for three additional five-year periods for the limestone extraction site at Guanica. The lease period will commence with the beginning of the extraction operation. The lease provides for a maximum extraction of 500,000 cubic meters of raw material per year. The fees for extraction are $1.00 per cubic meter for the first two years, $1.05 for the next three years, $1.10 for the second and third five-year periods and $1.13 for the fourth five-year period. The contract also provides for an annual fee of $15,000 for the first five-year period, $20,000 for the second and third five-year periods and $25,000 for the fourth five-year period.

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

Total Revenue

Set forth below are (i) the total revenue (in thousands of dollars), net of intercompany sales, for each of the last three fiscal years contributed by any class of similar products that accounted for l0% or more of the Company's consolidated net sales in such fiscal years and (ii) the Company's consolidated net sales (in thousands of dollars) for each of the last three fiscal years:

                                             Ready mix         Portland      Consolidated
                                             concrete         grey cement      net sales
                                          --------------     -------------   ------------
                  2000                        $90,380           $63,569        $159,730
                  1999                         94,522            70,660         173,195
                  1998                         77,369            59,587         148,275

New Products and Services

None.

Patents and Trademarks

The Company had no material patents or trademarks.

Credit and Working Capital Practices

As of December 31, 2000, the Company had invested 12.5% of its total assets in inventory, which consists mainly of operating supplies and repair parts for its equipment. Taking into account the geographical locations of the Company's manufacturing facilities as compared to the geographical locations of its major suppliers, such investment in inventory is considered normal by industry standards. No significant amounts of finished goods are required to be maintained in inventory to meet rapid delivery requirements of customers. PRCC sells its products to customers pursuant to normal commercial open-account payment terms.

Customers

During fiscal year 2000, 9% of the Company's total sales revenue in the cement and ready mix concrete operations segment were made to the Company's five largest unaffiliated customers. The Company had no unaffiliated customer that individually accounted for 10% or more of the Company's consolidated sales.

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

Environmental Compliance

During l978, PRCC completed the installation of air pollution control equipment in its cement and lime plants located in Ponce at an aggregate approximate cost of $l7,000,000. Such equipment was installed to comply with regulations established by the Puerto Rico Environmental Quality Board ("EQB") and the terms of a consent order signed in August l974 (as amended in July l976 and February l978) with the United States Environmental Protection Agency ("EPA").

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

Regulations issued by the EPA limit PRCC's annual clinker production capacity. Until November 1998, such regulations limited the Company's capacity to 971,000 tons. The Company has complied with these limitations and such limitations have not had a material effect on the capital expenditures, earnings or competitive position of PRCC. During 1997, the EPA authorized an increase in the Company's annual clinker production capacity limit to 1,238,100 tons. In November 1998, the Company obtained final approval from the local EQB for the increase in its clinker production capacity. During 1998, the Company performed all plant modifications necessary to increase its plant capacity to comply with the newly approved limits.

Employees

As of December 31, 2000, the Company and its subsidiaries had 990 employees.

                (d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

In the last three fiscal years, except for FLC, none of PRCC's industry segments depended to any material extent on foreign operations, foreign long-lived assets or foreign customers. All other long-lived assets are located in Puerto Rico. A significant portion of FLC's sales volume depends on export sales.

                    (e) EXECUTIVE OFFICERS OF THE REGISTRANT

1. Miguel Nazario, age 53, President and Chief Executive Officer of the Company since January 1995; Vice President from August l994 to December 1994. Prior to joining PRCC, Mr. Nazario held various administrative positions over a ten-year period, the latest as a member of the Corporate Manufacturing Staff of Digital Equipment Corporation.

2. Jose O. Torres, age 55, Assistant Secretary, Vice-President of Finance and Chief Financial Officer since February 1999; Assistant Secretary, Treasurer and Vice-President of Finance from January 1988 to January 1999; Acting Vice-President of Sales from August 1996 to August 1997; Vice-President and Treasurer from October l983 to December 1987; Vice-President of Sales from l982 to October l983; Treasurer from l976 to l982.

3. Antonio L. Ferre Rangel, age 34, Senior Corporate Vice-President since February 1999; Executive Vice-President from February 1998 to January 1999; Vice-President of Operations and Strategic Planning from January 1996 to February 1998; Vice-President of Strategic Planning from January 1995 to December 1996. Mr. Ferre joined the Company in 1992.

4. Eufemio Toucet, age 58, Executive Vice-President of Ready Mix Concrete since October 1999, Vice-President and General Manager of St. Regis Paper and Bag Division from January 1996 to September 1999; Consultant to the Company from May 1995 to December 1995. Prior to joining the Company, Mr. Toucet was President and owner of Reliable Packaging, Inc. and prior to that worked with Digital Equipment Corporation as Business Operations Manager.

5. Juan R. Taraza, age 62, Vice-President of Sales and Marketing since August 1997; Assistant Vice-President Technical Services, Sales and Marketing Department from August 1983 to July 1997; Special Project Engineer from March 1983 to July 1983; Project Engineer from September 1981 to February 1983. Mr. Taraza joined the Company in 1961.

6. Pedro M. Mena, age 44, Treasurer since February 1999; Assistant Treasurer from February 1987 to January 1999; Manager, Treasury Department from September 1984 to January 1987. Mr. Mena joined the Company in 1978.

7. Fernando L. Vargas, age 40, Controller since February 1999; Plant Administrator from July 1997 to January 1999; Accounting Manager from April 1991 to January 1999. Prior to joining the Company, Mr. Vargas was a senior auditor in the international audit firm Price Waterhouse.

All officers are elected by the Company's Board of Directors to serve for a term of one year and until the election and qualification of their respective successors.

ITEM 2.  PROPERTIES

Used in cement operations segment

PRCC owns, in fee, a cement plant located in Ponce, Puerto Rico, on a 25-acre site. The Ponce cement plant operates under the dry process technology. During 2000, the Company produced 1,096,000 tons of cement. During 2000, the Company produced 1,066,000 tons of clinker utilizing approximate 86% (78% in 1999) of its effective clinker production capacity.

The Company owns, in fee, properties containing adequate deposits of limestone and other raw materials used in the production of Portland grey cement, which properties directly adjoin or are located near the plant sites.

PRCC leases, under a long-term lease expiring in 2004 with the municipality of Ponce, a parcel of land on which it has installed certain facilities for receiving and handling coal. The coal received through this facility is used to fuel the Company's cement and hydrated lime manufacturing operations.

Used in ready mix concrete operations segment

PRCC owns, in fee, 19 batching plants, located in Puerto Rico, used in the production of ready mix concrete. Four of these batching plants are located on sites owned, in fee, by the Company. The remaining plants are located on leased properties with lease terms ranging from one to ten years. The Company does not expect any problem relating to the renewal of these contracts. The Company also owns a fleet of 265 concrete-mixer trucks.

Used in others segment

Packaging. The manufacturing plant of St. Regis is located on a site owned, in fee, by the Company in Ponce, Puerto Rico. The Company believes that the plant is currently in good condition and properly maintained.

Lime. PRCC owns, in fee, a lime manufacturing plant that is located within the Ponce cement plant premises. During 2000, the lime plant produced 16,300 tons of lime and was operated at approximately 33% of its capacity. The Company believes that the plant is currently in good condition and properly maintained.

Realty. PRCC and one of its subsidiaries own, in fee, and hold for future development and sale, approximately 592 acres of land throughout Puerto Rico.

During 2000, PRCC continued its repair and maintenance program on its plants. The Company believes that its plants are currently in good condition and properly maintained.

Used for office facilities

The Company and its subsidiaries own a one story building, which houses its executive offices, located at the Amelia Industrial Park, in Guaynabo, Puerto Rico.

RMC's administrative offices are located on leased property in Carolina, Puerto Rico.

Additional information about property, plant and equipment as required by Item 2 is contained in the Company's Annual Report; page 36, section entitled "Notes to Consolidated Financial Statements, Note 4 / Property, Plant and Equipment," and is incorporated herein by reference. Information about leased properties is incorporated by reference from the Annual Report, page 46, section entitled "Notes to Consolidated Financial Statements, Note 13 / Lease Commitments."


ITEM 3.  LEGAL PROCEEDINGS

There are presently pending against the Company the legal proceedings described in the Annual Report, page 47, section entitled "Notes to Consolidated Financial Statements, Note 15 / Contingent Liabilities and Other Commitments," and page 47, section entitled "Notes to Consolidated Financial Statements, Note 16 / Legal Proceedings," furnished pursuant to Item 14, to which reference is hereby made and which is incorporated by reference herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Information required by Item 5 is contained in the Company's Annual Report; page 53, section entitled "Common Share Prices and Dividends per Share," and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Information required by Item 6 is contained in the Company's Annual Report, page 25, section entitled "Selected Financial Data," and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Information required by Item 7 is contained in the Company's Annual Report, pages 20 to 25, section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 7A is contained in the Company's Annual Report, pages 32 to 34, section entitled "Notes to Consolidated Financial Statements,
Note 1 / Reporting Entity and Summary of Accounting Policies," and pages 36 to 37, section entitled "Notes to Consolidated Financial Statements, Note 5 / Investments," and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by Item 8 is contained in the Company's Annual Report as follows. Each of these sections is incorporated herein by reference:

                                                                         Annual Report
                                                                          Page Number
                                                                         -------------
Report of Independent Accountants                                               26
Consolidated Statement of Income                                                27
Consolidated Balance Sheet                                                      28
Consolidated Statement of Comprehensive Income                                  29
Consolidated Statement of Changes in Stockholders' Equity                       30
Consolidated Statement of Cash Flows                                            31
Notes to Consolidated Financial Statements                                      32
Consolidated Fourth Quarter Results                                             48
Financial Results by Quarter                                                    49
Five-Year Statistical Comparison                                                50

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as provided in Item 1(e) of this Form 10-K, all information required herein is contained in the Proxy Statement. This information is contained on pages 2 to 8, section entitled "Information about Directors, Nominees and Principal Stockholders" and pages 11 to 17, section entitled "Executive Compensation." This information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 is contained in the Proxy Statement, pages 11 to 20, section entitled "Executive Compensation" through and including the section entitled "Certain Transactions with Management," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item l2 is contained in the Proxy Statement, pages 2 to 10, sections entitled "Information about Directors, Nominees and Principal Stockholders" and "Security Ownership of Certain Beneficial Owners," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is contained in the Proxy Statement; pages 19 to 20, sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management" and is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a) The following documents are filed as part of this report on Form 10-K:

         1. Consolidated Financial Statements incorporated by reference to the Annual Report, pages 27 to 47; and

         2. Financial statement schedules and supplementary data required by Item 8 of this Form 10-K are incorporated by reference to the Annual Report, pages 48 to 50.

The financial statement schedules required by Item 14(d) of Form 10-K are excluded since the Company is primarily an operating company. All subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have any minority equity interest and/or indebtedness to any person other than the Company or the consolidated subsidiaries in amounts which together exceed l0% of the Company's total consolidated assets at December 3l, 2000.

(b) Reports on Form 8-K: None.

(c) Exhibits required by Item 601 of Regulation S-K:

         3.       Certificate of Incorporation and By-laws

          Exhibit Number
          --------------

          3.1 Certificate of Incorporation of the Company, as amended, filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1999.

          3.2 By-Laws of the Company, as amended, filed as an exhibit to Form 10-K for the fiscal year ended
                            December 31, 1999.

         l0.      Material contracts

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

                  10.6 Form of amended and restated severance compensation agreement executed by the Company on May 3, 2000 with three of the Company's key executives, filed as an exhibit to Form 10-Q for the fiscal quarter ended
                           June 30, 2000.

                  13.      Annual Report to security holders for the year ended
                           December 31, 2000.

                  21. Subsidiaries of the Company are included as part of the Annual Report to security holders, page 53, section entitled "Subsidiaries." All of the Company's subsidiaries are incorporated under the laws of the Commonwealth of Puerto Rico.

---------------

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

                                    PUERTO RICAN CEMENT COMPANY, INC.
                                              (REGISTRANT)


Date:  March 28, 2001               By: /s/ Miguel Nazario
                                       -----------------------------------------
                                                    Miguel Nazario
                                             President and Chief Executive
                                                 Officer and Director

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Date: March 28, 2001                By: /s/ Miguel Nazario
                                       -----------------------------------------
                                                    Miguel Nazario
                                              President, Chief Executive
                                                 Officer and Director


                                    By:
                                       -----------------------------------------
                                                  Antonio Luis Ferre
                                                Director and Chairman
                                                     of the Board


Date: March 28, 2001                By: /s/ Alberto Paracchini
                                       -----------------------------------------
                                                 Alberto M. Paracchini
                                              Director and Vice Chairman
                                                     of the Board


Date: March 28, 2001                By: /s/ Hector del Valle
                                       -----------------------------------------
                                                   Hector del Valle
                                              Director and Vice Chairman
                                                     of the Board


Date: March 28, 2001                By: /s/ Antonio L. Ferre Rangel
                                       -----------------------------------------
                                               Antonio L. Ferre Rangel
                                           Senior Corporate Vice President
                                                     and Director


Date: March 28, 2001                By: /s/ Jose O. Torres
                                       -----------------------------------------
                                                    Jose O. Torres
                                        Assistant Secretary, Vice-President of
                                         Finance and Chief Financial Officer


Date: March 28, 2001                By: /s/ Pedro M. Mena
                                       -----------------------------------------
                                                    Pedro M. Mena
                                                      Treasurer



Date: March 28, 2001                By: /s/ Fernando L. Vargas
                                       -----------------------------------------
                                                  Fernando L. Vargas
                                                      Controller


                                    By:
                                       -----------------------------------------
                                                    Jose J. Suarez
                                                       Director


                                    By:
                                       -----------------------------------------
                                                     Angel Torres
                                                       Director


Date: March 28, 2001                By: /s/ Oscar A. Blasini
                                       -----------------------------------------
                                                   Oscar A. Blasini
                                                       Director


                                    By:
                                       -----------------------------------------
                                                   Rosario J. Ferre
                                                       Director


Date: March 28, 2001                By: /s/ Federico F. Sanchez
                                       -----------------------------------------
                                                  Federico F. Sanchez
                                                       Director


Date: March 28, 2001                By: /s/ Jorge L. Fuentes
                                       -----------------------------------------
                                                    Jorge L. Fuentes
                                                       Director


                                    By:
                                       -----------------------------------------
                                                  Luis A. Ferre Rangel
                                                       Director



Date: March 28, 2001                By: /s/ Juan A. Albors
                                       -----------------------------------------
                                                    Juan A. Albors
                                                       Director


Date: March 28, 2001                By: /s/ Waldermar del Valle Armstrong
                                       -----------------------------------------
                                             Waldermar del Valle Armstrong
                                                       Director


Date: March 28, 2001                By: /s/ Emilio M. Venegas Vilaro
                                       -----------------------------------------
                                               Emilio M. Venegas Vilaro
                                                       Director

                        PUERTO RICAN CEMENT COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                                      INDEX

                                                                                                Page
                                                                                                ----

Schedule VIII - Valuation and Qualifying accounts for the years ended
   December 31, 2000, 1999 and 1998...................................................           26

                                                                   SCHEDULE VIII

           PUERTO RICAN CEMENT COMPANY, INC. AND SUBSIDIARY COMPANIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     COLUMN A             COLUMN B                  COLUMN C                  COLUMN D          COLUMN E
-----------------        ----------        ---------------------------   ------------------    ----------
                                           Additions                      Deductions from
                         Balance at        Charged to       Additions    Reserves Write-off    Balance at
                         Beginning          Cost and        Charged to    of Uncollectible       End of
   DESCRIPTION            Of Year           Expenses          Other           Accounts            Year
-----------------        ----------        ----------       ----------   ------------------    ----------

  Allowance for
Doubtful accounts

       2000              $1,100,959        $1,026,643        $ 21,371        $1,172,162        $  976,811

       1999               1,296,157           420,230               0           615,428         1,100,959

       1998               1,451,969           145,424               0           301,236         1,296,157