Form 10-Q
period 2001-03-31
PUERTO RICAN CEMENT CO INC
filed 2001-05-15
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended March 31, 2001
                                                 --------------

                                       or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

         For the transition period from                  to
                                        ----------------    -----------------

                         Commission File Number: 1-4753
                                                 ------

                        Puerto Rican Cement Company, Inc.
                        --------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

   Commonwealth of Puerto Rico                               51-A-66-0189525
--------------------------------                          --------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

 P.O. Box 364487 - San Juan, P.R.                               00936-4487
----------------------------------------                        ----------
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

                                 YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Common Stock, $1.00 Par Value; 5,186,274 Shares Outstanding
           -----------------------------------------------------------

                        PUERTO RICAN CEMENT COMPANY, INC.

                                      INDEX

                                                                                                      PAGE NO.
                                                                                                      --------
Part I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

         Consolidated Balance Sheet as of March 31, 2001 and
         December 31, 2000 ..................................................................            3 - 4

         Consolidated Statement of Income and Retained Earnings for the three-month
         periods ended on March 31, 2001 and 2000 ...........................................              5

         Consolidated Statement of Cash Flows for the three-month
         periods ended on March 31, 2001 and 2000 ...........................................              6

         Notes to Consolidated Financial Statements .........................................              7

         Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................................           8 - 11

         Item 3 - Quantitative and Qualitative Disclosures About
         Market Risk ........................................................................             12

Part II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders .......................             13

         Item 5 - Other information .........................................................             13

         Item 6 - Exhibits and Reports on Form 8-K ..........................................             14

         Signatures .........................................................................             14

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                          March             December
                                                                                        31, 2001            31, 2000
                                                                                       ----------          ----------
                                                                                               (In thousands)
Assets
Current assets
   Cash and cash equivalents                                                           $    1,530          $    1,141
---------------------------------------------------------------------------------------------------------------------
   Short-term investments, held to maturity                                                15,354              13,534
---------------------------------------------------------------------------------------------------------------------
   Notes and accounts receivable - net of allowance
       for doubtful accounts of $1,336 in 2001 and
       $977 in 2000                                                                        35,737              34,812
---------------------------------------------------------------------------------------------------------------------
   Inventories:
       Finished products                                                                    2,968               2,424
       Work in process                                                                      8,737               9,311
       Raw materials                                                                        3,782               4,427
       Maintenance and operating supplies                                                  23,278              22,134
       Land held for sale, including development costs                                        629                 627
---------------------------------------------------------------------------------------------------------------------
 Total inventories                                                                         39,394              38,923
---------------------------------------------------------------------------------------------------------------------
 Prepaid expenses                                                                           6,781               7,290
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                                       98,796              95,700
Property, plant and equipment - net of accumulated
 depreciation, depletion and amortization of $111,308
 in 2001 and $107,969 in 2000                                                             177,085             173,046
Long-term investments, held to maturity                                                    23,621              29,927
Other assets                                                                               16,544              11,862
---------------------------------------------------------------------------------------------------------------------
Total                                                                                  $  316,046          $  310,535
=====================================================================================================================

See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                          March             December
                                                                                        31, 2001            31, 2000
                                                                                       ----------          ----------
                                                                                               (In thousands)
Liabilities and stockholders' equity
Current liabilities
   Notes payable and short-term borrowings                                             $    1,000          $    5,940
   Current portion of long-term debt                                                        6,269               5,248
   Accounts payable                                                                        12,035              10,635
   Accrued liabilities                                                                      9,359               9,969
   Income taxes payable                                                                       297                 725
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                  28,960              32,517
---------------------------------------------------------------------------------------------------------------------
Long-term liabilities
   Long-term debt, less current portion                                                    88,534              78,686
   Deferred income taxes                                                                   29,965              29,456
   Other long-term liabilities, including
    postretirement benefits                                                                 3,037               2,784
---------------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                               121,536             110,926
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         150,496             143,443
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity
   Preferred stock, authorized 2,000,000
       shares of $5.00 par value each; none issued
   Common stock, authorized 20,000,000
       shares of $1.00 par value each; issued
       6,000,000 shares; outstanding 5,186,274 shares                                       6,000               6,000
   Additional paid-in capital                                                              14,703              14,703
   Retained earnings                                                                      167,873             169,415
---------------------------------------------------------------------------------------------------------------------
                                                                                          188,576             190,118
Less: Shares of common stock in treasury, at cost
      (813,726 shares)                                                                     23,026              23,026
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity - net                                                                165,550             167,092
---------------------------------------------------------------------------------------------------------------------
Total                                                                                  $  316,046          $  310,535
=====================================================================================================================


See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
             Consolidated Statement of Income and Retained Earnings
                                   (Unaudited)

Three months ended March 31,                                                                2001                 2000
--------------------------------------------------------------------------------------------------------------------------
                                                                                        (In Thousands, except share data)

Net sales                                                                              $     35,813           $     41,816
Other revenues                                                                                  222                     26
--------------------------------------------------------------------------------------------------------------------------
                                                                                             36,035                 41,842
Cost of sales                                                                                27,882                 33,904
--------------------------------------------------------------------------------------------------------------------------
Gross margin                                                                                  8,153                  7,938
Selling, general and administrative expenses                                                  6,085                  5,992
Restructuring charges                                                                         2,662
--------------------------------------------------------------------------------------------------------------------------
(Loss) income from operations                                                                  (594)                 1,946
--------------------------------------------------------------------------------------------------------------------------
Other (credits) charges:
   Interest and financial charges                                                             1,681                  1,525
   Interest income                                                                             (922)                  (955)
   Other expenses                                                                               (31)                   133
--------------------------------------------------------------------------------------------------------------------------
             Total other charges                                                                728                    703
--------------------------------------------------------------------------------------------------------------------------
(Loss) income before income tax                                                              (1,322)                 1,243
Benefit (provision) for income tax                                                              766                    (52)
--------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                                              (556)                 1,191
Retained Earnings, beginning of the period                                                  169,415                164,221
Dividend declared                                                                              (986)                  (985)
--------------------------------------------------------------------------------------------------------------------------
Retained Earnings, end of the period                                                   $    167,873           $    164,427
==========================================================================================================================
Net (loss) income per share                                                            $      (0.11)          $       0.23
==========================================================================================================================
Cash dividend per share                                                                $       0.19           $       0.19
==========================================================================================================================
Average common shares outstanding                                                         5,186,274              5,186,274
==========================================================================================================================

See notes to consolidated financial statements.

                        Puerto Rican Cement Company, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

For the three months ended March 31,                                                       2001                2000
--------------------------------------------------------------------------------------------------------------------
                                                                                               (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                      $    (556)          $   1,191
--------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to
   cash flows from operating activities:
         Depreciation, depletion and amortization                                          3,832               3,557
         Accretion of discount on investments                                               (448)               (496)
         Provision (benefit) for deferred income taxes                                       509                (539)
         Postretirement benefits cost                                                        (15)                (16)
         Loss (gain) on sale of fixed assets                                                   4                 (11)
         Changes in assets and liabilities:
              Increase in notes and accounts receivable                                     (831)             (4,687)
              (Increase) decrease in inventories                                            (471)              3,526
              Decrease (increase) in prepaid expenses                                        509                (837)
              (Increase) decrease in other long-term assets                               (1,031)                958
              Increase in accounts payable                                                   414               2,780
              Increase in accrued liabilities                                                374                 717
              (Decrease) increase in income taxes payable                                   (427)                591
              Increase (decrease) in long-term liabilities                                   267                 (22)
--------------------------------------------------------------------------------------------------------------------
                  Total adjustments                                                        2,686               5,521
--------------------------------------------------------------------------------------------------------------------
         Cash provided by operating activities                                             2,130               6,712
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                   (7,928)             (7,672)
   (Increase) decrease in long-term notes receivable                                      (3,758)                192
   Redemption of long-term investments                                                    14,520                  --
   Purchase of investments                                                                (9,586)             (1,000)
   Proceeds from sale of fixed assets                                                         66                  11
--------------------------------------------------------------------------------------------------------------------
         Cash used in investing activities                                                (6,686)             (8,469)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt                                                            (4,830)               (969)
   Proceeds from loans                                                                    15,700                 500
   (Decrease) increase in short-term borrowing                                              (500)              3,000
   Dividends paid                                                                           (985)               (995)
   (Decrease) increase in notes payable                                                   (4,440)                440
--------------------------------------------------------------------------------------------------------------------
         Cash provided by financing activities                                             4,945               1,976
--------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                        389                 219
Cash and cash equivalents - beginning of period                                            1,141               1,631
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                              $   1,530           $   1,850
====================================================================================================================

See notes to consolidated financial statements.

                        PUERTO RICAN CEMENT COMPANY, INC.
                                   (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statements: In the opinion of Management the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at March 31, 2001 and December 31, 2000 of Puerto Rican Cement Company, Inc., and the results of its operations and its cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 2000. For purposes of this report, "Puerto Rican Cement", the "Company", "PRCC" or similar references means Puerto Rican Cement Company, Inc. and its subsidiaries unless the context requires otherwise.

2. Segment information: The Company has identified three reportable segments: cement operations, ready mix concrete operations and all others, which includes the lime, realty, financing, and paper and packaging operations. Segment detail for the quarter is summarized as follows (000's omitted):

                                                                                        Ready Mix           All
                                                                         Cement          Concrete         Others           Total
                                                                       ----------       ---------       ---------       ----------
         March 31, 2001
         Revenues

              Total revenues                                           $   21,565       $  19,029       $   3,104       $   43,698
              Less - Intersegment revenues                                  6,031              --           1,632            7,663
                                                                       ----------       ---------       ---------       ----------
              Net revenues                                             $   15,534       $  19,029       $   1,472       $   36,035
                                                                       ==========       =========       =========       ==========
         Total assets                                                  $  185,594       $  61,674       $  68,778       $  316,046
                                                                       ==========       =========       =========       ==========

                                                                                        Ready Mix           All
                                                                         Cement          Concrete         Others           Total
                                                                       ----------       ---------       ---------       ----------
         March 31, 2000
         Revenues
              Total revenues                                           $   24,412       $  23,135       $   2,774       $   50,321
              Less - Intersegment revenues                                  7,576              --             903            8,479
                                                                       ----------       ---------       ---------       ----------
              Net revenues                                             $   16,836       $  23,135       $   1,871       $   41,842
                                                                       ==========       =========       =========       ==========
         Total assets                                                  $  175,335       $  64,631       $  71,301       $  311,267
                                                                       ==========       =========       =========       ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

         During the first quarter of 2001, the Company recorded a $2.7 million restructuring charge as a result of a company-wide cost reduction program directed to trim operational and administrative costs. As part of this initiative, the Company offered an early retirement program to employees meeting certain requirements related to years of service and age. Separation and pension costs related to this program totaled $2.3 million, $1.4 million of which were non-cash expenditures associated with the acceleration of pension benefits to these employees. Administrative functions from our ready mixed concrete subsidiary were consolidated at the Company's headquarters also as part of the cost reduction program at a cost of $400,000. These expenses were related to the cancellation of an office-lease agreement and administrative facility closing costs. These cost reduction initiatives are expected to bring economies of over $1.7 million annually.

         During the first quarter of 2001, the Company had a net loss of $556,000 compared with a net income of $1.2 million for the same quarter of 2000. Income before taxes, excluding the restructuring charges explained above, increase 8% to $1.3 million in the first quarter of 2001 compared with $1.2 million during the comparable period of 2000.

         Consolidated net sales declined 14% from $41.8 million in the first quarter of 2000 to $35.8 million during the first quarter of 2001. Cement sales for the Company totaled 260,000 tons during the first quarter of 2001, a 10% drop from sales of 288,000 tons during the first quarter of 2000. Increased competition principally from lower-priced cement imports was the principal reason for this decrease.

         The total amount of cement sold in Puerto Rico decreased by 3% during the first quarter of 2001 compared to the same quarter of 2000. During the quarter ended March 31, 2001, PRCC sold approximately 48% of the cement sold on the Island compared to a 52% during the same quarter of the prior year.

         Consolidated net sales for this quarter were also impacted by a decline in ready mix concrete sales. Sales volumes for this product declined to 291,000 cubic yards during the first quarter of 2001 compared with sales of 368,000 cubic yards in the first quarter of 2000. This decrease in volume resulted from increased competition.

         Other revenues for the first quarter of 2001 included $196,000 in revenue from Ponce Equipment and Maintenance Corp. ("PEMCO"), the Company's new subsidiary that began operations in mid January 2001.

         Consolidated cost of sales for the first quarter decreased 18% to $27.9 million in 2001 from $33.9 million for the comparable period of 2000. The decrease was principally due to a decline in shutdown and repair costs in the cement operations supplemented by an increase of 40% in clinker production for the first quarter of 2001 compared with the same period last year. These savings resulted in the average cost per unit of cement produced during the first quarter of 2001 declining 13% from the average cost per unit for the comparable 2000 period.

         During the first quarter of 2000, the Company had a five-week production shut down to complete a major overhaul of the cement facilities. This project resulted in increased repair and maintenance costs for this period. The shut down also adversely affected cement production costs for that period due to reduced plant capacity utilization, which negatively affected average cost per unit.

         Gross margin for the first quarter increased from $7.9 million in 2000 to $8.2 million in 2001, while as a percentage of sales it improved from 19% in the first quarter of 2000 to 23% for the same period of 2001.

         Selling, general and administrative expenses increased 2% to $6.1 million during the first quarter of 2001 from $6.0 million over the comparable quarter of 2000. As a percentage of sales, selling, general and administrative expenses grew from 14% during the first quarter of 2000 to 17% for the same quarter of 2001 principally as the result of the decrease in sales.

FINANCIAL CONDITION

         Cash and cash equivalents increased $400,000 from $1.1 million as of December 31, 2000 compared to $1.5 million as of March 31, 2001. Short-term and long-term investments held to maturity decreased $4.5 million to $39.0 million at March 31, 2001 from $43.5 million at December 31, 2000. During the first quarter of 2001, investments totaling $14.5 million matured, $9.6 million of which were re-invested during the same period with the remainder $4.9 million used principally to finance capital expenditures.

         Notes and accounts receivable increased 2.6% to $35.7 million at March 31, 2001 from $34.8 million as of December 31, 2000. This increase resulted principally from a change in the customer mix in cement sales for the first quarter of 2001 toward more sales to bulk cement clients which typically have longer credit terms available.

         Inventories increased by $471,000 to $39.4 million as of March 31, 2001 from $38.9 million as of December 31, 2000. The increase was caused primarily by higher coal inventory resulting from a shipment of this material received during the first quarter of 2001.

         Prepaid expenses of $6.8 million as of March 31, 2001 were $500,000 lower than the $7.3 million balance as of December 31, 2000. The decrease resulted principally from a $1.4 million reduction in prepaid pension cost, offset by increases related to insurance and income taxes. The $1.4 million reduction resulted from the acceleration of pension plan expenses as the result of benefits arising from an early retirement program. This early retirement program was part of a cost reduction program implemented during the first quarter of 2001.

         Property, plant and equipment increased by $4.0 million to $177.0 million as of March 31, 2001 from $173.0 million as of December 31, 2000. The increase resulted from capital expenditures of $7.9 million net of depreciation and amortization of $3.8 million.

         Total current liabilities decreased $3.5 million to $29.0 million as of March 31, 2001 from $32.5 million as of December 31, 2000. The decrease was mainly due to a $4.9 million decrease in notes payable and short-term borrowing. During the first quarter of 2001, the Company decided to refinance most of its short-term borrowing with long-term debt to take advantage of the lower interest rate scenario.

         Long-term debt, including the current portion, increased $10.9 million from $83.9 million as of December 31, 2000 to $94.8 million as of March 31, 2001. The increase reflects the net effect of new loans of $15.7 million offset by payments on principal of $4.8 million.

         At its March 28, 2001 meeting, the Board of Directors of PRCC declared a $0.19 per share dividend on its common stock, payable on May 11, 2001 to stockholders of record on April 19, 2001. As of March 31, 2001, PRCC had 5,186,274 shares of common stock issued and outstanding.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased from $63.2 million at December 31, 2000 to $69.8 million at March 31, 2001. The current ratio increased to 3.41 to 1 as of March 31, 2001, from 2.94 to 1 as of December 31, 2000. The increase in working capital as well as in the current ratio resulted principally from the decrease in notes payable and short-term borrowing.

         Capital expenditures for the three-month period ended March 31, 2001, totaled $7.9 million. From this total, $2.9 million were incurred at the cement segment, and consisted principally of improvements to equipment and machinery. Capital expenditures for the quarter also included $2.7 million from the acquisition of all the assets of Camionera Poncena, the Company's main bulk cement and coal carrier. Other additions included $1.7 million in new equipment and machinery for the aggregate operation. Depreciation expense for the same period totaled $3.8 million.

         As mentioned above, total long-term debt increased $10.9 million to $93.3 million as of March 31, 2001, reflecting the net effect of new loans of $15.7 million offset by the payments of principal. During the first quarter of 2001, the Company through its subsidiary, Ponce Capital Corp. ("PCC"), obtained $5.2 million in new loans that were used to finance PCC operations. Proceeds of $8.0 million at the cement operation were used to pay off the balance of short-term borrowing outstanding and to refinance a $4.0 million outstanding balance on another long-term debt. In addition, during this quarter, our new subsidiary, PEMCO obtained a $2.5 million loan to finance the acquisition of the assets of Camionera Poncena.

         The approximate aggregate maturities of long-term debt for the remainder of 2001 and the years 2002 and thereafter are as follows (000's omitted):

                  2001                                                          $  4,773
                  2002                                                             5,987
                  2003                                                             5,675
                  2004                                                             4,153
                  2005 and thereafter                                             74,215
                                                                                --------
                  Total                                                         $ 94,803
                                                                                ========

         Loan agreements with term lenders impose certain restrictions on the Company concerning working capital, indebtedness, dividends, investments and certain advances, among other restrictions. At March 31, 2001, the Company was in compliance with the provisions of the loan agreements.

         The Company has available credit facilities in the aggregate amount of $42 million with commercial banks for short-term financing and discount of trade paper from customers. These short-term facilities are renewable annually at the discretion of the banks, which at this time do not require any commitment fees. The average borrowing outstanding for the first quarter of 2001 was $7.7 million. The maximum aggregate short-term borrowing outstanding at any month-end during the first quarter of 2001 was $12.5 million.


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

PART II.  OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Stockholders was held at the executive offices of the Company, at Guaynabo, Puerto Rico, on May 2, 2001.

         (c) The election of five Class II Directors for a term of three years and one Class III Director for a term of one year were submitted to a vote at the meeting. The result of the votes taken at such meeting for the election of five Class II Directors and one Class III Director is as follows:

                                                                                    NUMBER OF
                                                          NUMBER OF              SHARES WITHHELD
                                                        SHARES VOTED               FROM VOTING                NUMBER OF
                  NAME OF NOMINEE                        FOR NOMINEE               FOR NOMINEE               ABSTENTIONS
                  ---------------                       ------------             ---------------             -----------
                  CLASS II DIRECTORS

                  Rosario J. Ferre                        4,816,635                    1,553                    5,500

                  Jorge L. Fuentes                        4,629,056                  189,132                    5,500

                  Federico F. Sanchez                     4,628,056                  190,132                    5,500

                  Angel O. Torres                         4,136,308                  681,880                    5,500

                  Juan A. Albors                          4,134,109                  684,079                    5,500

                  CLASS III DIRECTOR

                  Maria L. Ferre Rangel                   4,630,369                  187,819                    5,500


ITEM 5 - OTHER INFORMATION

         Miguel A. Nazario was elected Chairman of the Board of Directors and Chief Executive Officer of the Company on the May 2, 2001 Board's meeting. Mr. Nazario is replacing Antonio L. Ferre who stepped down as Chairman of the Board at the Annual Stockholders' meeting.

         At that same Board of Directors meeting Antonio L. Ferre Rangel was named President and Chief Operating Officer of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits -- None

         (b) No reports on Form 8-K were filed by the Company during the first quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PUERTO RICAN CEMENT COMPANY, INC.
                                       --------------------------------
                                                  Registrant



Date: May 15, 2001                     By: /s/ JOSE O. TORRES
                                          ----------------------------------
                                                     Jose O. Torres
                                          Vice President and Chief Financial
                                                        Officer