Form 10-Q
period 2001-06-30
PUERTO RICAN CEMENT CO INC
filed 2001-08-10
CIK 81076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2001

or

  Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to _____________

Commission File Number: 1-4753

Puerto Rican Cement Company, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Commonwealth of Puerto Rico	51-A-66-0189525

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 364487 — San Juan, P.R	00936-4487

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (787) 783-3000

Not Applicable

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

YES       NO

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $1.00 Par Value: 5,160,274 Shares Outstanding

PUERTO RICAN CEMENT COMPANY, INC.

INDEX

		PAGE NO.

Part I –	Financial Information

	Item 1 – Financial Statements

	Consolidated Balance Sheet as of June 30, 2001 and December 31, 2000	3 - 4

	Consolidated Statement of Income and Retained Earnings for the three-month and six-month periods ended on June 30, 2001 and 2000	5

	Consolidated Statement of Cash Flows for the six-month periods ended on June 30, 2001 and 2000	6

	Notes to Consolidated Financial Statements	7

	Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	8 - 12

	Item 3 – Quantitative and Qualitative Disclosures About Market Risk	13

Part II –	Other Information	13

	Signatures	14

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements

Puerto Rican Cement Company, Inc.
Consolidated Balance Sheet
(Unaudited)

	June	December
	30, 2001	31, 2000

	(In thousands)
Assets Current assets
Cash and cash equivalents	$2,303	$1,141

Short-term investments, held to maturity	7,608	13,534

Notes and accounts receivable — net of allowance for doubtful accounts of $1,750 in 2001 and $977 in 2000	37,140	34,812

Inventories:

Finished products	2,740	2,424

Work in process	9,569	9,311

Raw materials	3,960	4,427

Maintenance and operating supplies	25,556	22,134

Land held for sale, including development costs	629	627

Total inventories	42,454	38,923

Prepaid expenses	9,892	7,290

Total current assets	99,397	95,700

Property, plant and equipment — net of accumulated depreciation, depletion and amortization of $114,999 in 2001 and $107,696 in 2000	176,563	173,046

Long-term investments, held to maturity	24,028	29,927

Long-term notes receivable	13,402	8,169

Other long-term assets	7,052	3,693

Total	$320,442	$310,535

     See notes to consolidated financial statements.

Puerto Rican Cement Company, Inc.
Consolidated Balance Sheet
(Unaudited)

	June	December
	30, 2001	31, 2000

	(In thousands)
Liabilities and stockholders’ equity Current liabilities
Notes payable and short-term borrowings	$3,140	$5,940

Current portion of long-term debt	6,604	5,248

Accounts payable	12,106	10,635

Accrued liabilities	11,493	9,969

Income taxes payable	76	725

Total current liabilities	33,419	32,517

Long-term liabilities

Long-term debt, less current portion	88,767	78,686

Deferred income taxes	29,965	29,456

Other long-term liabilities, including postretirement benefits	3,020	2,784

Total long-term liabilities	121,752	110,926

Total liabilities	155,171	143,443

Stockholders’ equity Preferred stock, authorized 2,000,000 shares of $5.00 par value each; none issued
Common stock, authorized 20,000,000 shares of $1.00 par value each; issued 6,000,000 shares	6,000	6,000

Additional paid-in capital	14,703	14,703

Retained earnings	168,206	169,415

	188,909	190,118

Less: Shares of common stock in treasury, at cost (839,726 shares as of June 30, 2001 and 813,726 shares as of December 31, 2000)	(23,638)	(23,026)

Stockholders’ equity — net	165,271	167,092

Total	$320,442	$310,535

     See notes to consolidated financial statements.

Puerto Rican Cement Company, Inc.
Consolidated Statement of Income and Retained Earnings
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(In Thousands, except share data)
Net sales	$37,897	$41,697	$73,711	$83,513

Other revenues	217	531	439	557

	38,114	42,228	74,150	84,070

Cost of sales	29,924	30,567	57,807	64,471

Gross margin	8,190	11,661	16,343	19,599

Selling, general & administrative expenses	5,860	5,677	11,945	11,669

Restructuring charges	—	—	2,662	—

Income from operations	2,330	5,984	1,736	7,930

Other charges (credits):

Interest and financial charges	1,645	1,591	3,326	3,116

Interest income	(925)	(980)	(1,847)	(1,935)

Other expenses	(47)	(59)	(78)	74

Total other charges	673	552	1,401	1,255

Income before income tax	1,657	5,432	335	6,675

Provision (benefit) for income tax	344	1,287	(422)	1,339

Net income	1,313	4,145	757	5,336

Retained earnings, beginning of the period	167,873	164,427	169,415	164,221

Dividends declared	(980)	(986)	(1,966)	(1,971)

Retained earnings, end of the period	$168,206	$167,586	$168,206	$167,586

Net income per share	$0.25	$0.80	$0.15	$1.03

Cash dividend per share	$0.19	$0.19	$0.38	$0.38

Average common shares outstanding	5,179,716	5,186,274	5,176,741	5,186,274

     See notes to consolidated financial statements.

Puerto Rican Cement Company, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

For the six months ended June 30,	2001	2000

	(In thousands)
Cash flows from operating activities:

Net income	$757	$5,336

Adjustments to reconcile net income to cash flows from operating activities:

Depreciation, depletion and amortization	7,689	7,301

Accretion of discount on investments	(909)	(990)

Provision for deferred income taxes	509	139

Postretirement benefits cost	(30)	(15)

Gain on sale of fixed assets	—	(4)

Changes in assets and liabilities:

Increase in notes and accounts receivable	(2,329)	(2,912)

(Increase) decrease in inventories	(3,530)	875

Increase in prepaid expenses	(2,602)	(3,774)

(Increase) decrease in other long-term assets	(3,387)	14

Increase in accounts payable	490	3,387

Increase in accrued liabilities	2,509	1,727

Decrease in income taxes payable	(649)	(2,935)

Increase (decrease) in long-term liabilities	267	(23)

Total adjustments	(1,972)	2,790

Cash (used in) provided by operations	(1,215)	8,126

Cash flows from investing activities:

Capital expenditures	(11,254)	(10,228)

Increase in long-term notes receivable	(5,233)	—

Redemption of long-term investments	22,320	849

Purchase of investments	(9,586)	(1,000)

Proceeds from sale of fixed assets	75	23

Cash used in investing activities	(3,678)	(10,356)

Cash flows from financing activities:

Increase in short-term borrowings	—	3,000

Proceeds from loans	17,930	1,200

Repayment of long-term debt	(6,492)	(1,948)

Purchase of treasury stock	(612)	—

Dividends paid	(1,971)	(995)

(Decrease) increase in notes payable	(2,800)	2,033

Cash provided by financing activities	6,055	3,290

Increase in cash and cash equivalents	1,162	1,060

Cash and cash equivalents — beginning of period	1,141	1,631

Cash and cash equivalents — end of period	$2,303	$2,691

     See notes to consolidated financial statements.

PUERTO RICAN CEMENT COMPANY, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Financial Statements: In the opinion of Puerto Rican Cement Company, Inc. (the “Company,” “Registrant” or “PRCC”), the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position at June 30, 2001 and December 31, 2000; the results of operations for the six-month and three-month periods ended June 30, 2001 and 2000; and its cash flows and changes in stockholders’ equity for the six-month periods ended June 30, 2001 and 2000. The results of operations for this interim period are not necessarily indicative of the results to be expected for the full year.

2.	Segment information: The Company has identified three reportable segments: cement operations, ready mix concrete operations and all others, which includes the lime, realty, financing, transportation, and paper and packaging operations. Segment detail for the six-month period is summarized as follows (000’s omitted):

		Ready Mix	All
	Cement	Concrete	Others	Total

June 30, 2001
Revenues
Total revenues	$43,054	$38,165	$6,425	$87,644

Less — Intersegment revenues	10,107	—	3,387	13,494

Net revenues	$32,947	$38,165	$3,038	$74,150

Total assets	$194,658	$61,055	$64,729	$320,442

June 30, 2000
Revenues
Total revenues	$48,632	$47,052	$5,982	$101,666

Less — Intersegment revenues	14,986	—	2,610	17,596

Net revenues	$33,646	$47,052	$3,372	$84,070

Total assets	$180,099	$64,104	$71,292	$315,495

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three months ended June 30, 2001 compared with three months ended June 30, 2000

     Net income for the second quarter of 2001 totaled $1.3 million, or $0.25 per share, compared with $4.1 million, or $0.80 per share, in the comparable quarter of 2000.

     Consolidated net revenue declined 10% from $42.2 million in the second quarter of 2000 to $38.1 million during the second quarter of 2001. Net revenue for the 2001 quarter included $189,000 in revenue from Ponce Equipment & Maintenance Corp. (“PEMCO”), the Company’s new transportation subsidiary that began operations in January 2001.

     Total cement sales for the Company amounted to 261,000 tons during the second quarter of 2001, a 9% drop from sales of 287,000 tons during the second quarter of 2000. A decline in the consumption of cement by our ready mix concrete subsidiary coupled with increased competition principally from lower-priced cement imports were the principal reason for this decrease. Total consumption of cement in Puerto Rico for the first six months of 2001 also declined approximately 3% when compared with the same period of 2000. During the second quarter of 2001, PRCC sold approximately 49% of the cement sold in Puerto Rico compared to a 51% during the same quarter of the prior year.

     Consolidated net sales for the second quarter were also impacted by a decline of $8.9 million in ready mix concrete sales. The volume of ready mix concrete sales declined to 290,000 cubic yards during the second quarter of 2001 compared with sales of 367,000 cubic yards in the second quarter of 2000. This decrease in volume resulted from increased competition driven by selling prices.

     Revenue for the second quarter of 2000 included a $504,000 profit on the sale of the remaining lot at the Amelia Industrial Park. There has been no sale of real estate in 2001.

     Consolidated cost of sales for the second quarter of 2001 decreased 2% to $29.9 million from $30.6 million for the comparable period of 2000. The reduction was due principally to lower sales volume as reported above.

     Gross margin for the second quarter decreased from $11.7 million in 2000 to $8.2 million in 2001, while as a percentage of sales it declined from 28% in the second quarter of 2000 to 21% for the same period of 2001. These reductions resulted from a decline in the capacity utilization of the cement plant, which affected average cost per unit. Cost per unit at the ready mix concrete subsidiary was also affected by the decrease in sales volume and its effect on the absorption of fixed costs.

     Selling, general and administrative expenses increased 3% to $5.9 million during the second quarter of 2001 from $5.7 million during the comparable quarter of 2000. The increase is due principally to expenses attributable to the Company’s new subsidiary, PEMCO.

     The provision for income taxes as a percentage of income before taxes, decreased from 24% for the second quarter of 2000 to 21% for the same period of 2001. This decrease is due principally to the decrease in the comparable income from operations attributable to the decline in sales.

Six months ended June 30, 2001 compared with six months ended June 30, 2000

     Net income for the first six months of 2001 totaled $757,000, or $.15 per share, compared with $5.3 million, or $1.03 per share, for the comparable period of 2000. Income before taxes, excluding restructuring charges of $2.7 million, decreased $3.7 million to $3.0 million for the six months ended June 30, 2001 compared with $6.7 million during the comparable period of 2000.

     During the first quarter of 2001, the Company recorded a $2.7 million restructuring charge as the result of a cost reduction program directed to trim operational and administrative costs company-wide. As part of this initiative, the Company offered an early retirement program to employees meeting certain requirements related to years of service and age. Separation and pension costs related to this program totaled $2.3 million, $1.4 million of which were non-cash expenditures associated with the acceleration of pension benefits to these employees. Administrative functions from the ready mixed concrete subsidiary were consolidated at the Company’s headquarters also as part of the cost reduction program at a cost of $400,000. These expenses were related to the cancellation of an office-lease agreement and administrative facility closing costs. These cost reduction initiatives are expected to bring economies of over $1.7 million annually.

     Consolidated net revenues were $74.2 million during the first half of 2001 compared with $84.1 million for the same period in 2000. As discussed above, both the cement and the ready mix concrete operations have experienced a decline in their sales volumes. The Company’s cement sales in the first six months of 2001 decreased 9% to 522,000 tons compared to 575,000 tons in the first half of 2000. During the first six months of 2001, PRCC sold approximately 48% of the cement sold in Puerto Rico compared to a 52% during the same period of the prior year. Our ready mix concrete subsidiary sold 581,000 cubic yards for the first six months of 2001 and 735,000 cubic yards during the same period of 2000.

     Consolidated cost of sales for the first six months of 2001 decreased 10% to $57.8 million from $64.5 million for the comparable period of 2000. A significant part of this decrease was caused by the decline in sales volume for cement and ready mix concrete.

     Gross margin as a percentage of net revenues decreased slightly from 23% for the first six months of 2000 to 22% for the comparable 2001 period. Average cost at the ready mix concrete subsidiary was impacted significantly by the downturn in sales and its effect on the absorption of fixed costs per unit. At the cement operation average cost per unit decreased during the six months ended June 30, 2001, when compared to the six months ended June 30, 2000. This was the result of higher clinker production and lower repair and maintenance expenses during 2001.

     Selling, general and administrative expenses during the first half of 2001 increased 2% to $11.9 million from $11.7 million over the comparable period of 2000. Selling, general and administrative expenses were higher in 2001 principally due the expenses related to PEMCO and the increase in the allowance for doubtful accounts as mentioned in the “Financial Condition” section of this document.

     The consolidated provision for income taxes for the first six months of 2001 resulted in a benefit of $422,000 compared to an expense of $1.3 million for the same period of 2000. The decrease was due to the impact of the $2.7 million restructuring charges recorded in the first quarter of 2001 plus the reduction in income from operations attributable to the decrease in sales.

Financial Condition

     Cash and cash equivalents increased $1.2 million from $1.1 million as of December 31, 2000 to $2.3 million as of June 30, 2001. Total investments (including short-term and long-term) decreased $11.9 million to $31.6 million at June 30, 2001 from $43.5 million at December 31, 2000. During the first six months of 2001, $22.3 million of long-term investments were called or redeemed at their maturity date, $9.6 million of which were re-invested. The $13.7 million difference was primarily used to finance capital expenditures.

     Notes and accounts receivable increased by $2.3 million to $37.1 million as of June 30, 2001 from $34.8 million as of December 31, 2000. The increase is attributable mainly to a comparatively higher average collection period, which increased from 61 days as of December 31, 2000 to 68 days as of June 30, 2001. As of June 30, 2001, the allowance for doubtful accounts increased to $1.8 million from $977,000 as of December 31, 2000. The amount of the allowance was impacted by the Company’s evaluation of the collectibility of the outstanding balances, including loans granted by PCC, and current economic conditions.

     Inventories increased by $3.5 million to $42.4 million as of June 30, 2001 from $38.9 million as of December 31, 2000. The increase resulted from higher coal inventory due to timing of shipments.

     Prepaid expenses of $9.9 million as of June 30, 2001 were approximately $2.6 million higher than the $7.3 million balance as of December 31, 2000. The increase is mainly due to a $1.1 million prepayment of income taxes combined with comparatively higher prepayments for property and municipal taxes, as well as insurance. These amounts are fully amortized at year-end.

     Property, plant and equipment increased by $3.5 million to $176.5 million as of June 30, 2001 from $173.0 million as of December 31, 2000. The increase resulted from capital expenditures of $11.2 million net of depreciation and amortization of $7.7 million.

     Long-term notes receivables increased $5.2 million to $13.4 million as of June 30, 2001 due to new loans granted by Ponce Capital Corp. (“PCC”), the Company’s financing subsidiary. Other long-term assets increased $3.4 million, from $3.7 million as of December 31, 2000 to $7.1 million as of June 30, 2001. Additions are principally related to purchase options on certain land.

     Total current liabilities increased 3% to $33.4 million as of June 30, 2001 from $32.5 million as of December 31, 2000. The increase of $1.4 million in the current portion of long-term debt was due to new loans. Both accounts payable and accrued liabilities increased $1.5 million. The increase in payables is related principally to the amount due for coal shipments received during this period while the increase in accrued liabilities is due mostly to accruals related the Christmas bonuses paid at the end of the year. These increases were offset by a decrease of $2.8 million in notes payable and short-term borrowing. During the first quarter of 2001, the Company decided to refinance most of its short-term borrowing with long-term debt to take advantage of lower interest rates.

     At its June 27, 2001 meeting, the Board of Directors of PRCC declared a $0.19 per share dividend on its common stock, payable on August 6, 2001 to stockholders of record on July 9, 2001. As of June 30, 2001, PRCC had 5,160,274 shares of common stock issued and outstanding.

Liquidity and Capital Resources

     Working capital increased from $63.2 million at December 31, 2000 to $66.0 million at June 30, 2001. The current ratio increased slightly to 2.97 to 1 as of June 30, 2001, from 2.94 to 1 as of December 31, 2000.

     Capital expenditures for the six-month period ended June 30, 2001, totaled $11.2 million. Of this total, $3.6 million were incurred at the cement operation and consisted principally of improvements to equipment and machinery. Capital expenditures for the period also included $3.4 million for the acquisition of all the assets of Camionera Ponceña, the Company’s main bulk cement and coal carrier, plus other related equipment. Other additions included $3.4 million in new equipment and machinery for the aggregate operation. Depreciation expense for the same period totaled $7.7 million.

     Total long-term debt (including current portion) increased $11.4 million to $95.4 million as of June 30, 2001, net of $6.5 million in principal payments. During the first six months of 2001, the Company through its subsidiary, PCC, obtained $7.4 million in new loans that were used to finance PCC operations. Proceeds of $8.0 million from the cement operation were used to pay off short-term borrowings and to refinance a $4.0 million outstanding balance on another long-term debt. In addition, during this quarter, our subsidiary, PEMCO, obtained a $2.5 million loan to finance the acquisition of the assets of Camionera Ponceña.

     As of June 30, 2001, the approximate aggregate maturities of long-term debt for the remainder of 2001 and thereafter are as follows (000’s omitted):

2001	$3,396

2002	6,433

2003	6,122

2004	4,599

2005 and thereafter	74,821

Total	$95,371

     Loan agreements with term lenders impose certain restrictions on the Company concerning working capital, indebtedness, dividends, investments and certain advances, among other restrictions. At June 30, 2001, the Company was in compliance with the provisions of the loan agreements.

     The Company has available credit facilities in the aggregate amount of $42 million with commercial banks for short-term financing and discount of trade paper from customers. These short-term facilities are renewable annually at the discretion of the banks, which at this time do not require any commitment fees. The average borrowing outstanding for the first six months of 2001 was $2.4 million. The maximum aggregate short-term borrowing outstanding at any month-end during the first six months of 2001 was $12.5 million.

Forward-looking Statements

     Certain statements contained in this document, including in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company and its businesses to be materially different from that expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; political and social conditions; government regulations and compliance therewith; demographic changes; sales mix; pricing levels; changes in sales to, or the identity of, significant customers; changes in technology, including the technology of cement production; capacity constraints; availability of raw materials and adequate labor; availability of liquidity sufficient to meet the Company’s needs; the ability to adapt to changes resulting from acquisitions; and various other factors referenced in this Management’s and Discussion Analysis. The Company can be particularly affected by weather in Puerto Rico, changes in the Puerto Rican economy, and changes in the Government of Puerto Rico or the manner in which it regulates the Company.

     The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

     The Company’s investment portfolio is subject to market risk. Market risk is the risk of economic loss arising from adverse changes in market rates and prices, such as interest rates and other relevant market prices. The Company’s primary market risk exposure relates to interest rates, as interest rate volatility impacts the value of the Company’s investment portfolio. The re-pricing of the Company’s financial assets and liabilities also affects interest income and interest expense. The Company manages its interest rate risk exposure to maintain the stability of interest income and interest expense under varying interest rate environments. Taking advantage of the favorable interest rate scenario in recent years, the Company has taken certain steps to minimize its interest rate risk exposure, which include obtaining long-term financing at fixed interest rates (see discussion under “Liquidity and Capital Resources”). At the same time, to minimize its interest rate risk exposure and manage its liquidity needs, the Company invests primarily in securities issued or guaranteed by the US government and its agencies with short-term (one year or less) and medium-term (over 1 through 7 years) maturities. The Company also invested in a US government security with a 20-year term to serve as collateral and source of repayment of one of its long-term debts.

PART II. OTHER INFORMATION

Item 5 — Other Information

     In July 2001, the Company announced that the Limestone Materials, Inc., Guánica quarry project has been postponed as a result of the opposition of some residents of the area. The Company continues to work with this community in an effort to develop this project.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits – None.

(b)	No reports on Form 8-K were filed by the Company during the six-month period ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUERTO RICAN CEMENT COMPANY, INC. Registrant

Date: August 13, 2001	By: /s/ José O. Torres José O. Torres Vice President and Chief Financial Officer