Form 10-Q
period 2001-09-30
PUERTO RICAN CEMENT CO INC
filed 2001-11-13
CIK 81076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2001

or

( )	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the transition period from _______________ to _______________

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

YES (X)      NO (   )

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $1.00 Par Value: 5,150,274 Shares Outstanding

PUERTO RICAN CEMENT COMPANY, INC.

INDEX

		PAGE NO.

Part I -	Financial Information

	Item 1 – Financial Statements

	Consolidated Balance Sheet as of September 30, 2001 and December 31, 2000	3 - 4

	Consolidated Statement of Income and Retained Earnings for the three-month and nine-month periods ended on September 30, 2001 and 2000	5

	Consolidated Statement of Cash Flows for the nine-month periods ended on September 30, 2001 and 2000	6

	Notes to Consolidated Financial Statements	7 - 8

	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 13

	Item 3 – Quantitative and Qualitative Disclosures About Market Risk	13

Part II -	Other Information	14

	Signatures	15

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

Puerto Rican Cement Company, Inc.
Consolidated Balance Sheet
(Unaudited)

	September	December
	30, 2001	31, 2000

	(In thousands)
Assets

Current assets

Cash and cash equivalents	$3,902	$1,141

Short-term investments, held to maturity	9,630	13,534

Notes and accounts receivable — net of allowance for doubtful accounts of $1,634 in 2001 and $977 in 2000	36,567	34,812

Inventories:

Finished products	2,809	2,424

Work in process	10,171	9,311

Raw materials	4,344	4,427

Maintenance and operating supplies	25,345	22,134

Land held for sale, including development costs	629	627

Total inventories	43,298	38,923

Prepaid expenses	9,569	7,290

Total current assets	102,966	95,700

Property, plant and equipment — net of accumulated depreciation, depletion and amortization of $118,256 in 2001 and $107,696 in 2000	176,383	173,046

Long-term investments, held to maturity	35,559	29,927

Long-term notes receivable	14,065	8,169

Other long-term assets	4,037	3,693

Total	$333,010	$310,535

See notes to consolidated financial statements.

Puerto Rican Cement Company, Inc.
Consolidated Balance Sheet
(Unaudited)

	September	December
	30, 2001	31, 2000

	(In thousands)
Liabilities and stockholders’ equity

Current liabilities

Notes payable and short-term borrowings	$4,338	$5,940

Current portion of long-term debt	8,394	5,248

Accounts payable	9,675	10,635

Accrued liabilities	10,866	9,969

Income taxes payable	91	725

Total current liabilities	33,364	32,517

Long-term liabilities

Long-term debt, less current portion	100,898	78,686

Deferred income taxes	30,927	29,456

Other long-term liabilities, including postretirement benefits	2,724	2,784

Total long-term liabilities	134,549	110,926

Total liabilities	167,913	143,443

Stockholders’ equity

Preferred stock, authorized 2,000,000 shares of $5.00 par value each; none issued

Common stock, authorized 20,000,000 shares of $1.00 par value each; issued 6,000,000 shares	6,000	6,000

Additional paid-in capital	14,703	14,703

Retained earnings	168,267	169,415

	188,970	190,118

Less: Shares of common stock in treasury, at cost (849,726 shares as of September 30, 2001 and 813,726 shares as of December 31, 2000)	(23,873)	(23,026)

Stockholders’ equity — net	165,097	167,092

Total	$333,010	$310,535

See notes to consolidated financial statements.

Puerto Rican Cement Company, Inc.
Consolidated Statement of Income and Retained Earnings
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In Thousands, except share data)
Net sales	$35,757	$39,828	$109,468	$123,342

Other revenues	251	128	689	684

	36,008	39,956	110,157	124,026

Cost of sales	28,517	30,154	86,323	94,625

Gross margin	7,491	9,802	23,834	29,401

Selling, general & administrative expenses	5,595	6,073	17,540	17,742

Restructuring charges	—	—	2,662	—

Income from operations	1,896	3,729	3,632	11,659

Other charges (credits):

Interest and financial charges	1,826	1,637	5,152	4,753

Interest income	(957)	(1,005)	(2,804)	(2,941)

Other expenses	(250)	(366)	(328)	(291)

Total other charges	619	266	2,020	1,521

Income before income tax	1,277	3,463	1,612	10,138

Provision (benefit) for income tax	237	890	(185)	2,229

Net income	1,040	2,573	1,797	7,909

Retained earnings, beginning of the period	168,206	167,586	169,415	164,221

Dividends declared	(978)	(985)	(2,944)	(2,956)

Retained earnings, end of the period	$168,268	$169,174	$168,268	$169,174

Net income per share	$0.20	$0.50	$0.35	$1.53

Cash dividend per share	$0.19	$0.19	$0.57	$0.57

Average common shares outstanding	5,150,274	5,186,274	5,167,918	5,186,274

See notes to consolidated financial statements.

Puerto Rican Cement Company, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

For the nine months ended September 30,	2001	2000

	(In thousands)
Cash flows from operating activities:

Net income	$1,797	$7,909

Adjustments to reconcile net income to cash flows from operating activities:

Depreciation, depletion and amortization	11,600	11,091

Accretion of discount on investments	(1,366)	(1,494)

Provision for deferred income taxes	1,470	139

Postretirement benefits cost	(61)	(19)

Gain on sale of fixed assets	(13)	(170)

Changes in assets and liabilities:

Increase in notes and accounts receivable	(1,755)	(2,813)

Increase in inventories	(4,375)	(1,818)

Increase in prepaid expenses	(2,279)	(2,415)

Increase in other long-term assets	(385)	(2,066)

(Decrease) increase in accounts payable	(1,933)	4,448

Increase in accrued liabilities	1,881	829

Decrease in income taxes payable	(633)	(3,076)

Decrease in long-term liabilities	—	(23)

Total adjustments	2,151	2,613

Cash provided by operations	3,948	10,522

Cash flows from investing activities:

Capital expenditures	(14,981)	(12,555)

Increase in long-term notes receivable	(5,896)	(516)

Redemption of long-term investments	39,510	1,053

Purchase of investments	(39,872)	(1,000)

Proceeds from sale of fixed assets	98	411

Cash used in investing activities	(21,141)	(12,607)

Cash flows from financing activities:

Increase in short-term borrowings	1,780	3,000

Proceeds from loans	33,530	2,400

Repayment of long-term debt	(8,171)	(3,106)

Purchase of treasury stock	(847)	—

Dividends paid	(2,956)	(2,953)

(Decrease) increase in notes payable	(3,382)	2,121

Cash provided by financing activities	19,954	1,462

Increase (decrease) in cash and cash equivalents	2,761	(623)

Cash and cash equivalents — beginning of period	1,141	1,631

Cash and cash equivalents — end of period	$3,902	$1,008

See notes to consolidated financial statements.

PUERTO RICAN CEMENT COMPANY, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Financial Statements: In the opinion of Puerto Rican Cement Company, Inc. (the “Company,” “Registrant” or “PRCC”), the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position at September 30, 2001 and December 31, 2000; the results of operations and changes in stockholders’ equity for the nine-month and three-month periods ended September 30, 2001 and 2000; and its cash flows for the nine-month periods ended September 30, 2001 and 2000. The results of operations for this interim period are not necessarily indicative of the results to be expected for the full year.

2.	Segment information: The Company has identified three reportable segments: cement operations, ready mix concrete operations and all others, which includes the lime, aggregates, realty, financing, transportation, and paper and packaging operations. Segment detail for the nine-month period is summarized as follows (000’s omitted):

		Ready Mix	All
	Cement	Concrete	Others	Total

September 30, 2001

Revenues

Total revenues	$64,884	$57,062	$9,570	$131,516

Less — Intersegment revenues	16,270	—	5,089	21,359

Net revenues	$48,614	$57,062	$4,481	$110,157

Total assets	$173,869	$59,650	$99,491	$333,010

September 30, 2000

Revenues Total revenues	$71,618	$69,656	$8,680	$149,954

Less — Intersegment revenues	22,098	—	3,830	25,928

Net revenues	$49,520	$69,656	$4,850	$124,026

Total assets	$181,524	$63,660	$71,075	$316,259

3.	Unrealized gain on investments held-to-maturity: The fair market value as of September 30, 2001, of the Company’s investments held-to-maturity amounted to approximately $50.4 million. The unrealized gain on these investments as of September 30, 2001, amounted to $5.2 million.

4.	New accounting pronouncements:

Business Combinations and Goodwill and Other Intangible Assets: In June 2001, the Financial Accounting Standard Board (FASB) unanimously approved its proposed Statements of Financial Accounting Standards No. 141(SFAS 141), Business

Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). Management understands that the adoption of this statement will not have a material effect on the consolidated financial statements of the Company.

SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Management is in the process of estimating the possible effects of the adoption of this statement.

Accounting for Asset Retirement Obligations: In June 2001, the FASB issued SFAS 143 “Accounting for Asset Retirement Obligations.” This Statement addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management understands that the adoption of this statement will not have a material effect on the consolidated financial statements of the Company.

Accounting for the Counting for the Impairment of Long-Lived Assets: In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement is effective for financial statements issued for fiscal years beginning after December 15 2001. Management understands that the adoption of this statement will not have a material effect on the consolidated financial statements of the Company.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three months ended September 30, 2001 compared with three months ended September 30, 2000

     Net income for the third quarter of 2001 totaled $1.0 million, or $0.20 per share, compared with $2.6 million, or $0.50 per share, in the comparable quarter of 2000.

     Consolidated net sales of $35.8 million during the third quarter in 2001 compare with $39.8 million for the same period in 2000. Total net sales during the third quarter of 2001 were principally impacted by a $3.7 million decrease in ready mix concrete sales. The volume of ready mix concrete sales declined 15% during the third quarter of 2001 compared with the sales of the comparable period of 2000. Revenues for the period were also impacted by declines of 3.6% and 1.8% in the average selling price for cement and ready mix concrete, respectively, caused by very competitive market.

     Consolidated net revenues declined 10% to $36.0 million during the third quarter of 2001 from $40.0 million in the third quarter of 2000. Net revenue for the 2001 quarter included $223,000 in revenue from Ponce Equipment & Maintenance Corp. (“PEMCO”), the Company’s new transportation subsidiary that began operations in January 2001.

     Consolidated cost of sales for the third quarter of 2001 decreased 5% to $28.5 million from $30.2 million for the comparable period of 2000. The reduction was due principally to lower sales volume as reported above.

     Gross margin for the third quarter decreased to $7.5 million in 2001 from $9.8 million in 2000, while as a percentage of sales it declined to 20.8% in the third quarter of 2001 from 24.5% for the same period of 2000. These reductions resulted from a decline in the average selling prices of cement and ready mix concrete. In addition, cost per unit at the ready mix concrete subsidiary was affected by the decrease in sales volume and its effect on the absorption of fixed costs.

     Selling, general and administrative expenses decreased 8% to $5.6 million during the third quarter of 2001 from $6.1 million during the comparable quarter of 2000. The decrease is mainly due to savings in payroll expenses attained by an early retirement program implemented during the first quarter of 2001, and decreases in professional services, mainly security and legal fees. These reductions were offset by the additional expenses related to the Company’s new subsidiary, PEMCO, and the increase in the allowance for doubtful accounts explained in the “Financial Condition” section of this document.

     The consolidated provision for income taxes as a percentage of income before taxes, decreased from 25.7% for the third quarter of 2000 to 18.6% for the same period of 2001. This decrease is due principally to the decrease in the comparable income from operations attributable to the decline in sales.

Nine months ended September 30, 2001 compared with nine months ended September 30, 2000

     Net income for the first nine months of 2001 totaled $1.8 million, or $.35 per share, compared with $7.9 million, or $1.53 per share, for the comparable period of 2000. Income before taxes, excluding restructuring charges of $2.7 million, decreased $5.8 million to $4.3 million for the nine months ended September 30, 2001 compared with $10.1 million during the comparable period of 2000.

     During the first quarter of 2001, the Company recorded a $2.7 million restructuring charge as the result of a cost reduction program directed to trim operational and administrative costs company-wide. As part of this initiative, the Company offered an early retirement program to employees meeting certain requirements related to years of service and age. Separation and pension costs related to this program totaled $2.3 million, $1.4 million of which were non-cash expenditures associated with the acceleration of pension benefits to these employees. Administrative functions from the ready mix concrete subsidiary were consolidated at the Company’s headquarters also as part of the cost reduction program at a cost of $400,000. These expenses were related to the cancellation of an office-lease agreement and administrative facility closing costs. These cost reduction initiatives are expected to bring economies of over $1.7 million annually.

     Consolidated net revenues were $110.1 million during the first nine months of 2001 compared with $124.0 million for the same period in 2000. As discussed above, both the cement and the ready mix concrete operations have experienced a decline in their sales volumes. The Company’s cement sales in the first nine months of 2001 decreased 6.6% to 789,000 tons compared to 846,000 tons in the same period of 2000. Our ready mix concrete subsidiary sold 873,000 cubic yards for the first nine months of 2001 and 1,078,000 cubic yards during the same period of 2000.

     Consolidated cost of sales for the first nine months of 2001 decreased 8.8% to $86.3 million from $94.6 million for the comparable period of 2000. A significant part of this decrease was caused by the decline in sales volume of cement and ready mix concrete.

     Gross margin as a percentage of net revenues decreased to 21.6% for the first nine months of 2001 from 23.7% for the comparable 2000 period. The average cost per unit of cement sold decreased during the nine months ended September 30, 2001, when compared to the nine months ended September 30, 2000. This was the result of higher clinker production and lower repair and maintenance expenses during 2001. Average cost at the ready mix concrete subsidiary was impacted significantly by the reduction in sales mentioned above and its effect on the absorption of fixed costs per unit.

     Selling, general and administrative expenses during the nine-month period of 2001 decreased 1.1% to $17.5 million from $17.7 million over the comparable period of 2000.

     The consolidated provision for income taxes for the nine-month period ended September 30, 2001 resulted in a benefit of $185,000 compared to an expense of $2.2 million in 2000. The decrease was due to the impact of the $2.7 million restructuring charges recorded in the first quarter of 2001 plus the reduction in income from operations attributable to the decrease in sales.

Financial Condition

     Cash and cash equivalents increased $2.8 million to $3.9 million as of September 30, 2001 from $1.1 million as of December 31, 2000. Total investments (including short-term and long-term) increased $1.7 million to $45.2 million at September 30, 2001 from $43.5 million at December 31, 2000.

     Notes and accounts receivable increased by $1.8 million to $36.6 million as of September 30, 2001 from $34.8 million as of December 31, 2000. The increase is attributable mainly to a comparatively higher average collection period during 2001. As of September 30, 2001, the allowance for doubtful accounts increased to $1.8 million from $977,000 as of December 31, 2000. The amount of the allowance was impacted by the Company’s evaluation of the collectibility of the outstanding balances, including loans granted by Ponce Capital Corp. (“PCC”, the Company’s financing subsidiary), and current economic conditions.

     Inventories increased by $4.4 million to $43.3 million as of September 30, 2001 from $38.9 million as of December 31, 2000. The increase resulted principally from higher coal inventory due to the timing of shipments.

     Prepaid expenses of $9.6 million as of September 30, 2001 were approximately $2.3 million higher than the $7.3 million balance as of December 31, 2000. The increase is mainly due to a comparatively higher unamortized balance of prepayments of insurance, and property and municipal taxes. These tax prepayments are fully amortized at year-end.

     Property, plant and equipment increased by $3.4 million to $176.4 million as of September 30, 2001 from $173.0 million as of December 31, 2000. The increase resulted from capital expenditures of $15.0 million net of depreciation and amortization of $11.6 million.

     Long-term notes receivables increased $5.9 million to $14.1 million as of September 30, 2001 due to new loans granted by PCC.

     Total current liabilities increased 2.6% to $33.4 million as of September 30, 2001 from $32.5 million as of December 31, 2000. Current portion of long-term debt increased by $3.1 million due to new loans while accrued liabilities increased $900,000 due mostly to the accrual for Christmas bonuses paid at the end of the year. These increases were offset by a decrease of $1.6 million in notes payable and short-term borrowing and of $1.0 million in accounts payable. During the first quarter of 2001, the Company decided to refinance most of its short-term borrowing with long-term debt to take advantage of lower interest rates. The reduction in accounts payable is mainly attributable to the slowdown in purchases of raw materials resulting from lower sales.

     At its September 26, 2001 meeting, the Board of Directors of PRCC declared a $0.19 per share dividend on its common stock, payable on November 9, 2001 to stockholders of record on October 5, 2001. As of September 30, 2001, PRCC had 5,150,274 shares of common stock issued and outstanding.

Liquidity and Capital Resources

     Working capital increased to $69.6 million at September 30, 2001 from $63.2 million at December 31, 2000. The current ratio improved to 3.09 to 1 as of September 30, 2001, from 2.94 to 1 as of December 31, 2000.

     Capital expenditures for the nine-month period ended September 30, 2001, totaled $15.0 million. Of this total, $6.0 million were incurred at the cement operation and consisted principally of improvements to equipment and machinery. Capital expenditures for the period also included $3.5 million for the acquisition of all the assets of Camionera Ponceña, the Company’s main bulk cement and coal carrier, plus other related equipment. Other additions included $4.0 million in new equipment and machinery for the aggregate operation. Depreciation expense for the same period totaled $11.6 million.

     Total long-term debt (including current portion) increased $25.4 million to $109.3 million as of September 30, 2001. Proceeds from new loans included $23.6 million used to replenish cash spent to finance the capital investment in our aggregates business, and $7.4 million obtained by PCC to finance its operations. In addition, PEMCO obtained a $2.5 million loan to finance the acquisition of the assets of Camionera Ponceña. During the nine-month period ended September 30, 2001, the Company made $8.2 million in principal payments.

     As of September 30, 2001, the approximate aggregate maturities of long-term debt for the remainder of 2001 and thereafter are as follows (000’s omitted):

2001	$2,497

2002	7,993

2003	7,682

2004	6,159

2005 and thereafter	84,961

Total	$109,292

     Loan agreements with term lenders impose certain restrictions on the Company concerning working capital, indebtedness, dividends, investments and certain advances, among other restrictions. At September 30, 2001, the Company was in compliance with the provisions of the loan agreements.

     The Company has available credit facilities in the aggregate amount of $42 million with commercial banks for short-term financing and discount of trade paper from customers. These short-term facilities are renewable annually at the discretion of the banks, which at this time do not require any commitment fees. The average borrowing outstanding for the first nine months of 2001 was $2.3 million. The maximum aggregate short-term borrowing outstanding at any month-end during the first nine months of 2001 was $12.5 million.

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

PART II. OTHER INFORMATION

Item 5 — Other Information

NONE

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits – None.

(b)	No reports on Form 8-K were filed by the Company during the nine-month period ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUERTO RICAN CEMENT COMPANY, INC.

Registrant

Date: November 13, 2001	By:	/s/ José O. Torres

José O. Torres

Vice President and Chief Financial Officer