Form 10-K
period 2001-12-31
PUERTO RICAN CEMENT CO INC
filed 2002-03-28
CIK 81076

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NUMBER 1-4753

                        PUERTO RICAN CEMENT COMPANY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

     COMMONWEALTH OF PUERTO RICO                 51-A-66-0189525
  (State or Other Jurisdiction of        (IRS Employer Identification No.)
   Incorporation or Organization)


      PO BOX 364487 - SAN JUAN, PUERTO RICO           00936-4487
    (Address of Principal Executive Offices)          (Zip Code)

                                 (787) 783-3000
              (Registrant's telephone number, including area code)
..
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant is $118,456,302. This market value was computed by reference to the closing price of the common stock on The New York Stock Exchange on March 14, 2002.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the period covered by this report:

         COMMON STOCK,  $1.00 PAR VALUE PER SHARE          5,150,274 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

         l. Portions of the Company's Annual Report to Security Holders for the fiscal year ended December 3l, 2001, are incorporated by reference into Parts I and II.

         2. Portions of the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

                   CROSS REFERENCE SHEET AND TABLE OF CONTENTS

                                                                                                      Incorporation
                                                                                            Page           by
     ITEM                                                                                  Number      Reference(1)
     ----                                                                                  ------      ------------
                                     PART I
       1.     Business.................................................................       6
                  General Development of Business......................................       6
                  Financial Information About Industry Segments .......................       6             (2)
                  Narrative Description of Business....................................       7
                  Financial Information About Geographic Areas ........................      13
                  Executive Officers of the Company ...................................      13

       2.     Properties...............................................................      15             (3)

       3.     Legal Proceedings........................................................      16             (4)

       4.     Submission of Matters to a Vote of Security Holders .....................      16

                                     PART II

       5.     Market for the Registrant's Common Equity
                and Related Stockholder Matters........................................      16             (5)

       6.     Selected Financial Data..................................................      16             (6)

       7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................................      17             (7)

      7A.     Quantitative and Qualitative Disclosures About Market Risk ..............      17             (8)

       8.     Financial Statements and Supplementary Data .............................      17             (9)

       9.     Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure....................................      17

                                    PART III

      l0.     Directors and Executive Officers of the Registrant ......................      18            (10)

      11.     Executive Compensation...................................................      18            (11)

      l2.     Security Ownership of Certain Beneficial Owners
                and Management.........................................................      18            (12)

      13.     Certain Relationships and Related Transactions   ........................      18            (13)

                                     PART IV

      l4.     Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.............................................................      19

      (l) Information incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 2001 ("Annual Report") and the Company's definitive Proxy Statement for use in connection with the Company's Annual Meeting of Stockholders to be held on May 1, 2002 ("Proxy Statement").

      (2) Annual Report, pages 50 to 51, section entitled "Notes to Consolidated Financial Statements, Note 12 / Segment Information."

      (3) Annual Report, page 41, section entitled "Notes to Consolidated Financial Statements, Note 4 / Property, Plant and Equipment" and page 51, section entitled "Notes to Consolidated Financial Statements, Note 13 / Lease Commitments."

      (4) Annual Report, page 52, section entitled "Notes to Consolidated Financial Statements, Note 15 / Contingent Liabilities and Other Commitments," and page 52, section entitled "Notes to Consolidated Financial Statements, Note 16 / Legal Proceedings."

      (5) Annual Report, page 57, section entitled "Common Share Prices and Dividends Per Share," page 54, section entitled "Five-Year Statistical Comparison" and pages 45 to 46, section entitled "Notes to Consolidated Financial Statements, Note 9 / Long-term Debt."

      (6)   Annual Report, page 30, section entitled "Selected Financial Data."

      (7) Annual Report, pages 21 to 29, section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      (8) Annual Report, pages 36 to 39, section entitled "Notes to Consolidated Financial Statements, Note 1 / Reporting Entity and Summary of Accounting Policies," and pages 42 to 43, section entitled "Notes to Consolidated Financial Statements, Note 5 / Investments."

      (9) Annual Report, pages 31 to 54, sections entitled "Report of Independent Accountants," "Consolidated Statement of Income," "Consolidated Balance Sheet," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements," "Consolidated Fourth Quarter Results," "Financial Results by Quarter," and "Five-Year Statistical Comparison."

      (10) Proxy Statement, pages 3 to 10, section entitled "Information about Directors, Nominees and Principal Stockholders" and page 11, section entitled "Executive Compensation."

      (11) Proxy Statement, pages 11 to 19, section entitled "Executive Compensation" through and including section entitled "Certain Transactions with Management."

      (12) Proxy Statement, pages 3 to 10, sections entitled "Information about Directors, Nominees and Principal Stockholders" and "Security Ownership of Certain Beneficial Owners."

      (13) Proxy Statement, pages 15 to 19, sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management."

                                     PART I

ITEM 1.  BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

ORGANIZATION

Puerto Rican Cement Company, Inc. ("PRCC" or the "Company") was organized under the laws of the Commonwealth of Puerto Rico in l938. The Company is engaged in the production and sale of cement, ready mix concrete and lime; the Company is also engaged in the packaging, financing, transportation, manufacturing of aggregates and realty operations businesses.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's financial information is disclosed for the following segments: (1) cement operations, (2) ready mix concrete operations, and (3) all others segment. The cement operations include the manufacture and sale of cement. The ready mix concrete operations include the sale and distribution of ready mix concrete. The "all others segment" category is comprised of the Company's packaging, lime, financing, transportation, aggregates manufacturing and realty operations. The packaging operations include the manufacture and sale of multi-wall paper and polypropylene bags. The lime operations include the manufacture and sale of lime. The financing operations mostly involve providing equipment financing to customers in construction related industries. The transportation operations include providing transportation and maintenance services to the Company for the delivery of cement, lime and coal. The realty and aggregate operations include the development, sale and rental of real property owned by the Company and the manufacturing of aggregates used in the ready mixed concrete business.

Information on the industry segments in which the Company has been engaged for the last three fiscal years, including the amounts of revenue, operating profit and identifiable assets attributable to each of the Company's industry segments, is included as part of PRCC's Annual Report, pages 50 to 51, section entitled "Notes to Consolidated Financial Statements, Note 12 / Segment Information," which includes the financial statements and schedules furnished pursuant to Item 14 and is incorporated herein by reference.

                        NARRATIVE DESCRIPTION OF BUSINESS

CEMENT OPERATIONS SEGMENT

Principal Product. PRCC produces Portland grey cement, Type I, manufactured under specifications of the American Society for Testing Materials. Portland grey cement is used primarily in the construction of residential, commercial and public buildings and highways.

PRCC's cement plant is located in Ponce, on the southern coast of Puerto Rico. The cement manufacturing process generally involves the extracting, crushing, grinding and blending of limestone, clay and other raw materials. These raw materials are proportioned automatically according to chemical analysis and blended to obtain a stable quality. The Company manufactures cement using the dry process technology, which is more efficient in fuel consumption than other technologies. Pursuant to the dry process technology, raw materials are first processed through a preheating tower, where heat is supplied from hot gases originated in a rotary kiln, to effect partial calcination of the materials before they enter the rotary kiln. Once in the rotary kiln, the raw materials are exposed to extremely high temperatures creating a chemical reaction that converts them into clinker. The clinker drops from the kiln and is cooled with air. At the same time, this air serves to recapture the kiln's heat for use in the preheating process. Finally, gypsum is added to the clinker and both materials are ground to form finished cement.

The Company sells and distributes cement (both in bulk and bagged) throughout Puerto Rico. Sales are made on a direct basis to independent local distributors, including ready mix concrete producers, building material dealers, concrete product manufacturers, government agencies, and general and highway contractors.

During the fiscal year ended December 3l, 2001, the Company sold 1,031,000 tons of Portland grey cement to customers in Puerto Rico. Approximately 26.3% of the cement sold by PRCC in 2001 was sold to its ready mix concrete subsidiary, Ready Mix Concrete, Inc. ("RMC").

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

Competition. PRCC is the principal producer of cement in Puerto Rico. During 2001, the other cement manufacturing company in Puerto Rico, Essroc San Juan, Inc. (formerly known as San Juan Cement Company, Inc.) produced approximately 32.1% of the total bags of cement sold in Puerto Rico. The amount of cement imported into the Puerto Rico market during 2001 totaled 6,583,000 bags or 17.5% of the total cement market of Puerto Rico for the year.

Competition in the cement market is based on the price and quality of the products.

Seasonal Effect on Sales. Demand for cement and related products is largely dependent on the requirements of the construction industry, which in Puerto Rico and the Caribbean are not necessarily seasonal because of year-round favorable climatic conditions. From time to time, however, the construction industry is affected by major hurricanes. Also, the requirements of the construction industry depend to some extent on the general economic conditions of Puerto Rico.

READY MIX CONCRETE OPERATIONS SEGMENT

Principal Product. Ready mix concrete is produced by RMC, the Company's ready mix concrete subsidiary, in batching plants by mixing controlled portions of cement, aggregates, water and chemical additives. The product is delivered to construction sites by concrete-mixer trucks. The Company sells this product to contractors on public construction projects and to private residential and industrial builders. Net sales totaled $72,403,000 in 2001.

The Company's annual ready mix concrete production capacity is over 1.6 million cubic yards, which is distributed among 17 batching plants, with delivery accomplished by a fleet of concrete-mixer trucks. Five batching plants are located on land owned by the Company and the remaining plants are located on parcels of land leased to the Company pursuant to operating leases with terms ranging from one to ten years.

Raw Materials. RMC purchases its cement from PRCC. Aggregates, mainly sand and gravel, and chemical additives used to produce concrete are currently purchased from various outside suppliers.

Competition. The Company is one of the largest producers of ready mix concrete in Puerto Rico. The Company competes with various other large ready mix concrete companies and several small ready mix concrete operators. Competition is considered to be strong and is based primarily on price, although product quality, consistency and customer service are also important factors.

Seasonal Effect on Sales. Demand for cement products, including ready mix concrete, is largely dependent on the requirements of the construction industry, which in Puerto Rico and the Caribbean are not necessarily seasonal because of year-round favorable climatic conditions. From time to time, however, the construction industry is affected by major hurricanes. Also, the requirements of the construction industry depend to some extent on the general economic conditions of Puerto Rico.

ALL OTHERS SEGMENT

PACKAGING OPERATIONS

Principal Product. Multi-wall paper bags are produced by the Company's St. Regis Paper and Bag Division ("St. Regis"). Polypropylene bags are produced by the Company's wholly-owned subsidiary, Poly Bags and Packaging, Inc. ("Polybags"). Both types of bags are marketed almost exclusively in Puerto Rico.

During 2001, paper bag sales were made to the following customers: 59% to PRCC and its subsidiaries; 20% to the grain and animal feed industry; 11% to sugar and flour producers; and 10% to miscellaneous users. Polypropylene bag sales during 2001 were made to the following customers: 44% to PRCC and its subsidiaries and 56% to fertilizer and animal feed producers.

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

During the fiscal year ended December 3l, 2001, approximately 49% of the lime produced by the Company was sold to the local construction and agricultural industries. The remaining 51% was sold to other industries for chemical use in Puerto Rico. There were no export sales for the year ended December 31, 2001 (11% in 2000). A significant portion of exported lime is used in the alumina refining industry, and thus demand may vary depending upon the market conditions of that industry.

Raw Materials. Limestone with a high level of calcium carbonate is the only raw material used in the production of lime. The Company currently purchases limestone from various sources close to the plant.

Competition. The Company is the only producer of lime in Puerto Rico. No material amount of lime was imported into the Puerto Rico market during 2001.

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

TRANSPORTATION OPERATIONS

The Company, through one of its wholly-owned subsidiaries, Ponce Equipment & Maintenance Corporation ("PEMCO"), provides transportation and maintenance services almost exclusively to the Company for delivery of bulk cement and lime throughout the island of Puerto Rico. PEMCO also provides the transportation from the Ponce pier to the cement plant of the coal purchased by the Company.

AGGREGATES OPERATIONS

Principal Product. The Company expects to commence an operation to extract limestone from the earth's crust in the municipality of Guanica, Puerto Rico in the future. The Company has postponed the project in order to work with the nearby community. This operation is located on property leased from the Commonwealth of Puerto Rico. The limestone material extracted from this property will be sold principally to the Company's subsidiary, FLC.

Additionally, in order to develop the 300-unit housing project mentioned above, the land upon which the housing units will be built has to be prepared, with excess material to be used in the production of aggregates (principally sand and crushed limestone) in a separate location. These aggregates will be used primarily to supply the Company's ready mix concrete operations.

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

The Guanica facility will provide the Company with high-quality limestone material for the production of lime.

Competition. The Guanica site is expected to be the principal supplier of limestone to the Company's lime subsidiary, FLC.

TOTAL REVENUE

Set forth below are (i) the total revenue (in thousands of dollars), net of intercompany sales, for each of the last three fiscal years contributed by any class of similar products that accounted for l0% or more of the Company's consolidated net sales in such fiscal years and (ii) the Company's consolidated net sales (in thousands of dollars) for each of the last three fiscal years:

                                 Ready mix     Portland       Consolidated
                                  concrete    grey cement       net sales
                                 -----------------------------------------
          2001                    $72,403       $61,660         $139,309
          2000                     90,380        63,569          159,730
          1999                     94,522        70,660          173,195

NEW PRODUCTS AND SERVICES

None.

PATENTS AND TRADEMARKS

The Company has no material patents or trademarks.

CREDIT AND WORKING CAPITAL PRACTICES

As of December 31, 2001, the Company had invested 11.8% of its total assets in inventory, which consists mainly of operating supplies and repair parts for its equipment. Taking into account the geographical locations of the Company's manufacturing facilities as compared to the geographical locations of its major suppliers, such investment in inventory is considered normal by industry standards. No significant amounts of finished goods are required to be maintained in inventory to meet rapid delivery requirements of customers. PRCC sells its products to customers pursuant to normal commercial open-account payment terms.

CUSTOMERS

During fiscal year 2001, 10.4% of the Company's total sales revenue in the cement and ready mix concrete operations segment were made to the Company's five largest unaffiliated customers. The Company had no unaffiliated customer that individually accounted for 10% or more of the Company's consolidated sales.

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

EMPLOYEES

As of December 31, 2001, the Company and its subsidiaries had 982 employees.

                  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

In the last three fiscal years, except for FLC, none of PRCC's industry segments depended to any material extent on foreign operations, foreign long-lived assets or foreign customers. All other long-lived assets are located in Puerto Rico.

                        EXECUTIVE OFFICERS OF THE COMPANY

1. Miguel Nazario, age 54, Chairman of the Board of Directors and Chief Executive Officer of the Company since May 2001, President and Chief Executive Officer of the Company from January 1995 to April 2001; Vice President from August l994 to December 1994. Prior to joining PRCC, Mr. Nazario held various administrative positions over a ten-year period, the latest as a member of the Corporate Manufacturing Staff of Digital Equipment Corporation.

2. Jose O. Torres, age 56, Assistant Secretary, Vice-President of Finance and Chief Financial Officer since February 1999; Assistant Secretary, Treasurer and Vice-President of Finance from January 1988 to January 1999; Acting Vice-President of Sales from August 1996 to August 1997; Vice-President and Treasurer from October l983 to December 1987; Vice-President of Sales from l982 to October l983; Treasurer from l976 to l982.

3. Antonio L. Ferre Rangel, age 35, President and Chief Operating Officer of the Company since May 2001; Senior Corporate Vice-President from February 1999 to April 2001; Executive Vice-President from February 1998 to January 1999; Vice-President of Operations and Strategic Planning from January 1996 to February 1998; Vice-President of Strategic Planning from January 1995 to December 1996. Mr. Ferre joined the Company in 1992.

4. Eufemio Toucet, age 59, Executive Vice-President of Ready Mix Concrete since October 1999; Vice-President and General Manager of St. Regis Paper and Bag Division from January 1996 to September 1999; Consultant to the Company from May 1995 to December 1995. Prior to joining the Company, Mr. Toucet was President and owner of Reliable Packaging, Inc. and prior to that worked with Digital Equipment Corporation as Business Operations Manager.

5. Juan R. Taraza, age 63, Vice-President of Sales and Marketing since August 1997; Assistant Vice-President Technical Services, Sales and Marketing Department from August 1983 to July 1997; Special Project Engineer from March 1983 to July 1983; Project Engineer from September 1981 to February 1983. Mr. Taraza joined the Company in 1961.

6. Pedro M. Mena, age 45, Treasurer since February 1999; Assistant Treasurer from February 1987 to January 1999; Manager, Treasury Department from September 1984 to January 1987. Mr. Mena joined the Company in 1978.

7. Fernando L. Vargas, age 41, Controller since February 1999; Plant Administrator from July 1997 to January 1999; Accounting Manager from April 1991 to January 1999. Prior to joining the Company, Mr. Vargas was a senior auditor in the international audit firm Price Waterhouse.

All officers are elected by the Company's Board of Directors to serve for a term of one year and until the election and qualification of their respective successors.

ITEM 2.           PROPERTIES

CEMENT OPERATIONS SEGMENT

PRCC owns, in fee, a cement plant located in Ponce, Puerto Rico, on a 25-acre site. The Ponce cement plant operates under the dry process technology. During 2001, the Company produced 1,045,000 tons of cement. During 2001, the Company produced 1,052,000 tons of clinker utilizing approximate 85% (86% in 2000) of its effective clinker production capacity.

The Company owns, in fee, properties containing adequate deposits of limestone and other raw materials used in the production of Portland grey cement, which properties directly adjoin or are located near the plant.

PRCC leases, under a long-term lease expiring in 2004 with the municipality of Ponce, a parcel of land on which it has installed certain facilities for receiving and handling coal. The coal received through this facility is used to fuel the Company's cement and hydrated lime manufacturing operations.

READY MIX CONCRETE OPERATIONS SEGMENT

PRCC owns, in fee, 19 batching plants, located in Puerto Rico, used in the production of ready mix concrete. Five of these batching plants are located on sites owned, in fee, by the Company. The remaining plants are located on leased properties with lease terms ranging from one to ten years. The Company does not expect any problem relating to the renewal of these contracts. The Company also owns a fleet of 230 concrete-mixer trucks.

ALL OTHERS SEGMENT

Packaging. The manufacturing plant of St. Regis is located on a site owned, in fee, by the Company in Ponce, Puerto Rico. The Company believes that the plant is currently in good condition and properly maintained.

Lime. PRCC owns, in fee, a lime manufacturing plant that is located within the Ponce cement plant premises. During 2001, the lime plant produced 12,500 tons of lime and was operated at approximately 25% of its capacity.

Realty. PRCC and one of its subsidiaries own, in fee, and hold for future development and sale, approximately 592 acres of land throughout Puerto Rico.

During 2001, PRCC continued its repair and maintenance program on the plants that it owns. The Company believes that its plants are currently in good condition and properly maintained.

OFFICE FACILITIES

The Company owns a one story building, which houses its executive offices, located at the Amelia Industrial Park, in Guaynabo, Puerto Rico.

Additional information about property, plant and equipment as required by Item 2 of this Form 10-K is contained in the Company's Annual Report; page 41, section entitled "Notes to Consolidated Financial Statements, Note 4 / Property, Plant and Equipment," and is incorporated herein by reference. Information about leased properties is incorporated by reference from the Annual Report, page 51, section entitled "Notes to Consolidated Financial Statements, Note 13 / Lease Commitments."

ITEM 3.  LEGAL PROCEEDINGS

There are presently pending against the Company the legal proceedings described in the Annual Report, page 52, section entitled "Notes to Consolidated Financial Statements, Note 15/ Contingent Liabilities and Other Commitments," and page 52, section entitled "Notes to Consolidated Financial Statements, Note 16 / Legal Proceedings," furnished pursuant to Item 14 of this Form 10-K, to which reference is hereby made and which is incorporated by reference herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by Item 5 of this Form 10-K is contained in the Company's Annual Report; page 57, section entitled "Common Share Prices and Dividends per Share," and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by Item 6 of this Form 10-K is contained in the Company's Annual Report, page 30, section entitled "Selected Financial Data," and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 of this Form 10-K is contained in the Company's Annual Report, pages 21 to 29, section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of this Form 10-K is contained in the Company's Annual Report, pages 36 to 39, section entitled "Notes to Consolidated Financial Statements, Note 1/ Reporting Entity and Summary of Accounting Policies," and pages 42 to 43, section entitled "Notes to Consolidated Financial Statements, Note 5 / Investments," and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of this Form 10-K is contained in the Company's Annual Report as follows. Each of those sections is incorporated herein by reference:

                                                                                        Annual Report
                                                                                         Page Number
Report of Independent Accountants                                                            31
Consolidated Statement of Income                                                             32
Consolidated Balance Sheet                                                                   33
Consolidated Statement of Changes in Stockholders' Equity                                    34
Consolidated Statement of Cash Flows                                                         35
Notes to Consolidated Financial Statements                                                   36
Consolidated Fourth Quarter Results                                                          53
Financial Results by Quarter                                                                 53
Five-Year Statistical Comparison                                                             54

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as provided in Item 1 of this Form 10-K under the caption "Executive Officers of the Company", all information required herein is contained in the Company's Definitive Proxy Statement to be filed pursuant to regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year ended December 31, 2001. This information is contained in the Company's Definitive Proxy Statement on pages 3 to 5, section entitled "Information about Directors and Nominees for Directors" and page 9, section entitled "Executive Compensation." This information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of this Form 10-K is contained in the Definitive Proxy Statement, pages 9 to 16, section entitled "Executive Compensation" through and including the section entitled "Certain Transactions with Management," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item l2 of this Form 10-K is contained in the Definitive Proxy Statement, pages 3 to 7, sections entitled "Information about Directors and Nominees for Directors" and "Security Ownership of Certain Beneficial Owners," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 of this Form 10-K is contained in the Definitive Proxy Statement; pages 13 to 16, sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management" and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report on Form 10-K:

         1. Consolidated Financial Statements incorporated by reference to the Annual Report, pages 31 to 52; and

         2. Financial statement schedules and supplementary data required by Item 8 of this Form 10-K are incorporated by reference to the Annual Report, pages 53 to 54.

The financial statement schedules required by Item 14(d) of Form 10-K are excluded since the Company is primarily an operating company. All subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have any minority equity interest and/or indebtedness to any person other than the Company or the consolidated subsidiaries in amounts which together exceed l0% of the Company's total consolidated assets at December 3l, 2001.

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

         l0.      Material contracts -

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

         13. Annual Report to security holders for the year ended December 31, 2001.

         21. Subsidiaries of the Company are included as part of the Annual Report to security holders, page 57, section entitled "Subsidiaries." All of the Company's subsidiaries are incorporated under the laws of the Commonwealth of Puerto Rico.

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

                                            PUERTO RICAN CEMENT COMPANY, INC.
                                                       (REGISTRANT)



Date:  March 27, 2002                By:           /s/  Miguel Nazario
                                         ---------------------------------------
                                                      Miguel Nazario
                                                 Chairman of the Board and
                                            Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Date: March 27, 2002              By:             /s/  Miguel Nazario
                                     ----------------------------------------
                                                     Miguel Nazario
                                               Chairman of the Board and
                                                    CEO and Director



Date: March 27, 2002              By:          /s/  Alberto M. Paracchini
                                     ----------------------------------------
                                                  Alberto M. Paracchini
                                               Director and Vice Chairman
                                                      of the Board



Date: March 27, 2002              By:        /s/  Antonio L. Ferre Rangel
                                     ----------------------------------------
                                                 Antonio L. Ferre Rangel
                                                     President & COO
                                                      and Director



Date: March 27, 2002              By:             /s/  Jose O. Torres
                                     ----------------------------------------
                                                     Jose O. Torres
                                         Assistant Secretary, Vice-President of
                                           Finance and Chief Financial Officer



Date: March 27, 2002              By:                /s/  Pedro Mena
                                     -----------------------------------------
                                                      Pedro M. Mena
                                                        Treasurer



Date: March 27, 2002              By:      /s/  Fernando L. Vargas Velazquez
                                     -----------------------------------------
                                              Fernando L. Vargas Velazquez
                                                       Controller



Date: March 27, 2002              By:             /s/  Jose J. Suarez
                                     -----------------------------------------
                                                     Jose J. Suarez
                                                        Director



Date: March 27, 2002              By:              /s/  Angel Torres
                                      ----------------------------------------
                                                      Angel Torres
                                                        Director

Date: March 27, 2002              By:            /s/  Oscar A. Blasini
                                     -----------------------------------------
                                                    Oscar A. Blasini
                                                        Director



Date: March 27, 2002              By:            /s/  Rosario J. Ferre
                                     -----------------------------------------
                                                    Rosario J. Ferre
                                                        Director



Date: March 27, 2002              By:           /s/  Federico F. Sanchez
                                     -----------------------------------------
                                                   Federico F. Sanchez
                                                        Director



Date: March 27, 2002              By:             /s/  Jorge L. Fuentes
                                     -----------------------------------------
                                                    Jorge L. Fuentes
                                                        Director



Date: March 27, 2002              By:          /s/  Luis A. Ferre Rangel
                                      ----------------------------------------
                                                  Luis A. Ferre Rangel
                                                        Director



Date: March 27, 2002              By:             /s/  Juan A. Albors
                                      ----------------------------------------
                                                     Juan A. Albors
                                                        Director



Date: March 27, 2002              By:     /s/  Waldemar del Valle Armstrong
                                     -----------------------------------------
                                              Waldemar del Valle Armstrong
                                                        Director



Date: March 27, 2002              By:       /s/  Emilio M. Venegas Vilaro
                                     -----------------------------------------
                                                Emilio M. Venegas Vilaro
                                                        Director



Date: March 27, 2002              By:            /s/  Hector del Valle
                                     -----------------------------------------
                                                    Hector del Valle
                                                        Director

Date: March 27, 2002              By:       /s/  Maria Lorenza Ferre Rangel
                                     -----------------------------------------
                                               Maria Lorenza Ferre Rangel
                                                        Director

                        PUERTO RICAN CEMENT COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                                      INDEX

                                                                                            Page
                                                                                            ----
Schedule VIII - Valuation and Qualifying accounts for the years ended
   December 31, 2001, 2000 and 1999.......................................................   26

                                                                   SCHEDULE VIII


           PUERTO RICAN CEMENT COMPANY, INC. AND SUBSIDIARY COMPANIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

----------------------------------------------------------------------------------------------------------------------------
               COLUMN A                    COLUMN B                 COLUMN C                 COLUMN D          COLUMN E
----------------------------------------------------------------------------------------------------------------------------
                                                                                         Deductions from
                                                           Additions                         Reserves
                                          Balance at       Charged to       Additions      Write-off         Balance at
                                          Beginning         Cost and       Charged to    of Uncollectible       End of
             DESCRIPTION                   Of Year          Expenses          Other          Accounts            Year
----------------------------------------------------------------------------------------------------------------------------
            Allowance for
           Doubtful accounts


                 2001                    $  976,811       $1,297,353         $81,169        $  570,430       $1,784,903


                 2000                     1,100,959        1,026,643          21,371         1,172,162          976,811


                 1999                     1,296,157          420,230               0           615,428        1,100,959