Form 10-Q
period 2002-03-31
PUERTO RICAN CEMENT CO INC
filed 2002-05-14
CIK 81076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002

or

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________________________ to ___________________________

Commission File Number: 1-4753

Puerto Rican Cement Company, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Commonwealth of Puerto Rico	51-A-66-0189525

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 364487 — San Juan, P.R.	00936-4487

(Address of Principal Executive Offices)	(Zip Code)

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

YES    ☒   NO    ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $1.00 Par Value; 5,148,474 Shares Outstanding

PUERTO RICAN CEMENT COMPANY, INC.

INDEX

		PAGE NO.

Part I –	Financial Information
	Item 1 – Financial Statements
	Consolidated Balance Sheet as of March 31, 2002 and December 31, 2001	3 - 4
	Consolidated Statement of Income and Retained Earnings for the three-month periods ended on March 31, 2002 and 2001	5
	Consolidated Statement of Cash Flows for the three-month periods ended on March 31, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7
	Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	8 - 11
	Item 3 – Quantitative and Qualitative Disclosures About Market Risk	11
Part II –	Other Information
	Item 4 – Submission of Matters to a Vote of Security Holders	12
	Item 5 – Other information	12
	Item 6 – Exhibits and Reports on Form 8-K	12
	Signatures	13

Puerto Rican Cement Company, Inc.
Consolidated Balance Sheet
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

	March	December
	31, 2002	31, 2001

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$2,023	$1,027

Short-term investments, held to maturity	6,827	9,825

Notes and accounts receivable, net of allowance for doubtful accounts of $1,825 in 2002 and $1,787 in 2001	35,433	35,485

Inventories:
Finished products	2,590	3,091
Work in process	11,183	11,932
Raw materials	4,971	3,901
Maintenance and operating supplies	19,251	19,588
Land held for sale, including development costs	595	595

Total inventories	38,590	39,107

Prepaid expenses	10,816	9,432

Total current assets	93,689	94,876
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $123,270 in 2002 and $119,595 in 2001	178,740	179,900
Long-term investments, held to maturity	39,390	37,977
Long-term notes receivable	14,604	14,279
Other assets	3,923	3,387

Total	$330,346	$330,419

See notes to consolidated financial statements.

Puerto Rican Cement Company, Inc.
Consolidated Balance Sheet
(Unaudited)

	March	December
	31, 2002	31, 2001

	(In thousands)
Liabilities and stockholders’ equity
Current liabilities:
Notes payable and short-term borrowings	$3,125	$2,800
Current portion of long-term debt	10,107	9,537
Accounts payable	8,574	8,115
Accrued liabilities	8,942	8,771
Income taxes payable	1,166	1,212

Total current liabilities	31,914	30,435

Long-term liabilities:
Long-term debt, less current portion	104,682	106,133
Deferred income taxes	26,357	26,022
Other long-term liabilities, including postretirement benefits	2,734	2,751

Total long-term liabilities	133,773	134,906

Total liabilities	165,687	165,341

Stockholders’ equity:
Preferred stock, authorized 2,000,000 shares of $5.00 par value each; none issued
Common stock, authorized 20,000,000 shares of $1.00 par value each; issued 6,000,000 shares; outstanding 5,148,474 (2001 - 5,150,274) shares	6,000	6,000
Additional paid-in capital	14,703	14,703
Retained earnings	167,869	168,248

	188,572	188,951
Less:
851,526 (2001 - 849,726) shares of common stock in treasury, at cost	23,913	23,873

Stockholders’ equity — net	164,659	165,078

Total	$330,346	$330,419

See notes to consolidated financial statements.

Puerto Rican Cement Company, Inc.
Consolidated Statement of Income and Retained Earnings
(Unaudited)

Three months ended March 31,	2002	2001

	(In Thousands, except share data)

Net sales	$32,747	$35,813
Other revenues	231	222

Total revenues	32,978	36,035
Cost of sales	25,982	27,882

Gross margin	6,996	8,153
Selling, general and administrative expenses	5,413	6,104
Restructuring charges	—	2,643

Income (loss) from operations	1,583	(594)

Other (credits) charges:
Interest and financial charges	2,055	1,681
Interest income	(1,004)	(922)
Other expenses	(49)	(31)

Total other charges	1,002	728

Income (loss) before income tax	581	(1,322)
Income tax benefit	18	766

Net income (loss)	599	(556)
Retained earnings, beginning of the period	168,248	169,415
Dividends declared	(978)	(986)

Retained earnings, end of the period	$167,869	$167,873

Net income (loss) per share	$0.12	$(0.11)

Cash dividend per share	$0.19	$0.19

Average common shares outstanding	5,149,007	5,186,274

See notes to consolidated financial statements.

Puerto Rican Cement Company, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

For the three months ended March 31,	2002	2001

	(In thousands)

Cash flows from operating activities:
Net income (loss)	$599	$(556)

Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation, depletion and amortization	3,878	3,832
Accretion of discount on investments	(419)	(448)
Provision for deferred income taxes	336	509
Postretirement benefits cost, net	(17)	(15)
(Gain) loss on sale of fixed assets	(18)	4
Changes in assets and liabilities:
Increase in notes and accounts receivable	(178)	(831)
Decrease (increase) in inventories	517	(471)
(Increase) decrease in prepaid expenses	(1,383)	509
Increase in other long-term assets	(536)	(1,031)
Increase in accounts payable	460	414
Increase in accrued liabilities	171	374
Decrease in income taxes payable	(47)	(427)
Increase in long-term liabilities	—	267

Total adjustments	2,764	2,686

Cash provided by operating activities	3,363	2,130

Cash flows from investing activities:
Capital expenditures	(2,782)	(7,928)
Increase in long-term notes receivable	(95)	(3,758)
Redemption of long-term investments	3,399	14,520
Purchase of investments	(1,395)	(9,586)
Proceeds from sale of fixed assets	81	66

Cash used in investing activities	(792)	(6,686)

Cash flows from financing activities:
Repayment of long-term debt	(1,781)	(4,830)
Proceeds from loans	900	15,700
Increase (decrease) in short-term borrowing and notes payable	325	(4,940)
Dividends paid	(979)	(985)
Purchase of treasury stock	(40)	—

Cash (used in) provided by financing activities	(1,575)	4,945

Increase in cash and cash equivalents	996	389
Cash and cash equivalents — beginning of period	1,027	1,141

Cash and cash equivalents — end of period	$2,023	$1,530

See notes to consolidated financial statements.

PUERTO RICAN CEMENT COMPANY, INC.
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Financial Statements: In the opinion of Management the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at March 31, 2002 and December 31, 2001 of Puerto Rican Cement Company, Inc., and the results of its operations and its cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. Reference should be made to the financial statements contained in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001. For purposes of this report, “Puerto Rican Cement”, the “Company”, “PRCC” or similar references means Puerto Rican Cement Company, Inc. and its subsidiaries unless the context requires otherwise.

2.	Segment information: The Company has identified three reportable segments: cement operations, ready mix concrete operations and all other, which include the lime, realty, financing, transportation, and paper and packaging operations. Segment detail for the quarter is summarized as follows (000’s omitted):

		Ready Mix	All
	Cement	Concrete	Other	Total

March 31, 2002
Revenues
Total revenues	$20,339	$16,101	$3,358	$39,798
Less — Intersegment revenues	5,290	—	1,530	6,820

Net revenues	$15,049	$16,101	$1,828	$32,978

Total assets	$195,722	$52,015	$82,609	$330,346

March 31, 2001
Revenues
Total revenues	$21,565	$19,029	$3,104	$43,698
Less — Intersegment revenues	6,031	—	1,632	7,663

Net revenues	$15,534	$19,029	$1,472	$36,035

Total assets	$185,594	$61,674	$68,778	$316,046

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three months ended March 31, 2002 compared with three months ended March 31, 2001

     First-quarter net income increased to $599,000, or $0.12 per share, compared with a net loss of $556,000, or ($0.11) per share, in the first quarter of 2001.

     Consolidated net sales declined 9% to $32.7 million in the first quarter of 2002 from $35.8 million during the first quarter of 2001. Total revenues also declined to $33.0 million for the first quarter of 2002 from $36.0 million for the same period of last year. The decrease resulted from a decline in sales volume of 3% in cement and 14% in ready mix concrete. Dollar sales were also impacted by a decrease in the average selling price of both segments as the downturn in the market accentuated price competition.

     The total amount of cement sold in Puerto Rico decreased by 12% to 492,000 tons during the first quarter of 2002 compared to 560,000 tons during the same quarter of 2001. Nevertheless, cement sales for the Company declined only 3% to 252,000 tons during the first quarter of 2002 from sales of 260,000 tons during the first quarter of 2001. During the quarter ended March 31, 2002, PRCC sold approximately 51% of the total cement sold on the Island compared to a 48% during the same quarter of the prior year. We attribute this increase to our strong advertising campaign and to the result of added customer service programs, which have attracted new customers.

     Consolidated cost of sales for the first quarter decreased 7% to $26.0 million in 2002 from $27.9 million for the comparable period of 2001. The decrease was principally due to the drop in sales mentioned above. Gross margin for the first quarter decreased to $7.0 million in 2002 from $8.2 million in 2001, while as a percentage of net sales it declined to 21.2% in the first quarter of 2002 from 22.6% for the same period of 2001. Although savings have been accomplished in areas such as overtime, raw material costs and electricity, as sales dropped, production for cement and ready mix concrete was reduced and impacted the unit cost of production for the 2002 quarter.

     Selling, general and administrative expenses decreased 11% to $5.4 million during the first quarter of 2002 from $6.1 million over the comparable quarter of 2001. As a percentage of sales, selling, general and administrative expenses declined to 16.5% for the first quarter of 2002 from 17% during the same quarter of 2001 despite the decrease in sales. This reduction was due to decreases in the provision for bad debts, professional services such as legal and in salaries and related fringes arising from the consolidation of some administrative functions.

     Interest and financial charges increased by $374,000 to $2.1 million in the first quarter of 2002 compared with $1.7 million for the same quarter of 2001 due to a comparatively higher average long-term debt outstanding.

     During the first quarter of 2001, the Company recorded a $2.6 million restructuring charge as a result of a company-wide cost reduction program directed to trim operational and administrative costs. As part of this initiative, the Company offered an early retirement program to employees meeting certain requirements related to years of service and age. Separation and pension costs related to this program totaled $2.3 million, $1.4 million of which were non-cash expenditures associated with the acceleration of pension benefits to these employees. Administrative functions from the ready mix concrete subsidiary were consolidated at the Company’s headquarters also as part of the cost reduction program at a cost of $300,000. These expenses were related to the cancellation of an office-lease agreement and administrative facility closing costs.

Financial Condition

     Cash and cash equivalents increased $1.0 million to $2.0 million as of March 31, 2002 compared to $1.0 million as of December 31, 2001. Short-term and long-term investments held to maturity decreased $1.6 million to $46.2 million at March 31, 2002 from $47.8 million at December 31, 2001. During the first quarter of 2002, investments totaling $3.4 million matured, $1.4 million of which were re-invested during the same period with the remainder $2.0 million used principally to finance capital expenditures.

     Inventories decreased by $517,000 to $38.6 million as of March 31, 2002 from $39.1 million as of December 31, 2001. The decrease was caused primarily by a reduction in clinker inventory as the result of a scheduled plant shutdown in the first quarter of 2002.

     Prepaid expenses of $10.8 million as of March 31, 2002 were approximately $1.4 million higher than the $9.4 million balance as of December 31, 2001. The increase is mainly due to the timing of scheduled payments related to property tax and workmen’s compensation insurance.

     Property, plant and equipment decreased by $1.2 million to $178.7 million as of March 31, 2002 from $179.9 million as of December 31, 2001. The decrease resulted from capital expenditures of $2.8 million net of depreciation and amortization of $3.9 million.

     Total current liabilities increased $1.5 million to $31.9 million as of March 31, 2002 from $30.4 million as of December 31, 2001. The increase was mainly due to higher balances in short-term borrowings and current portion of long-term debt.

     Long-term debt, including the current portion, decreased $881,000 to $114.8 million as of March 31, 2002 from $115.7 million as of December 31, 2001. The decrease reflects the net effect of new loans in Ponce Capital of $900,000 offset by payments on principal of $1.9 million.

     At its March 27, 2002 meeting, the Board of Directors of PRCC declared a $0.19 per share dividend on its common stock, payable on May 10, 2002 to stockholders of record on April 18, 2002. As of March 31, 2002, PRCC had 5,148,474 shares of common stock issued and outstanding.

Liquidity and Capital Resources

     Working capital decreased to $61.2 million at March 31, 2002 from $64.4 million at December 31, 2001. The current ratio decreased to 2.92 to 1 as of March 31, 2002 from 3.12 to 1 as of December 31, 2001. The decrease in working capital as well as in the current ratio resulted principally from the decrease in short-term investments combined with an increase in the current portion of long-term debt.

     Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first quarter of 2002 was $5.5 million or 17% of total revenues compared to $5.8 million (excluding the effect of the $2.6 million restructuring charges) or 16% of total revenues for the same quarter of 2001. Including the effect of the $2.6 million restructuring charges, EBITDA totaled $3.2 million in the quarter ended March 31, 2001.

     Capital expenditures for the three-month period ended March 31, 2002, totaled $2.8 million. From this total, $1.9 million were incurred at the cement segment, and consisted principally of improvements to equipment and machinery. Capital expenditures for the quarter also included $673,000 for new equipment and machinery at the aggregates operation. Depreciation expense for the same period totaled $3.9 million.

     The approximate aggregate maturities of long-term debt for the remainder of 2002 and the years 2003 and thereafter are as follows (000’s omitted):

2002	$7,936
2003	9,558
2004	8,050
2005	7,517
2006 and thereafter	81,728

Total	$114,789

     Loan agreements with term lenders impose certain restrictions on the Company concerning working capital, indebtedness, dividends, investments and certain advances, among other restrictions. At March 31, 2002, the Company was in compliance with the provisions of the loan agreements.

     The Company has available credit facilities in the aggregate amount of $42 million with commercial banks for short-term financing and discount of trade paper from customers. These short-term facilities are renewable annually at the discretion of the banks, which at this time do not require any commitment fees. The average borrowing outstanding for the first quarter of 2002 was $4.3 million. The maximum aggregate short-term borrowing outstanding at any month-end during the first quarter of 2002 was $4.9 million.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

     The Company’s investment portfolio is subject to market risk. Market risk is the risk of economic loss arising from adverse changes in market rates and prices, such as interest rates and other relevant market prices. The Company’s primary market risk exposure relates to interest rates, as interest rate volatility impacts the value of the Company’s investment portfolio. The re-pricing of the Company’s financial assets and liabilities also affects interest income and interest expense. The Company manages its interest rate risk exposure to maintain the stability of interest income and interest expense under varying interest rate environments. Taking advantage of the favorable interest rate scenario in recent years, the Company has taken certain steps to minimize its interest rate risk exposure, which include obtaining long-term financing at fixed interest rates. At the same time, to minimize its interest rate risk exposure and manage its liquidity needs, the Company invests primarily in securities issued or guaranteed by the US government and its agencies with short-term (one year or less) and medium-term (over 1 through 7 years) maturities. The Company also invested in a US government security with a 20-year term to serve as collateral and source of repayment of one of its long-term debt.

PART II. OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held at the executive offices of the Company, at Guaynabo, Puerto Rico, on May 1, 2002.

(c)	The election of five Class III Directors for a term of three years was submitted to a vote at the meeting. The result of the votes taken at such meeting for the election of five Class III Directors is as follows:

		Number of
	Number of	Shares Withheld
	Shares Voted	from Voting	Number of
Name of Nominee	for Nominee	for Nominee	Abstentions

Class III Directors
Alberto M. Paracchini	4,138,085	2,487	106,332
José J. Suárez	4,138,085	2,487	106,332
Antonio L. Ferré Rangel	4,139,085	1,487	106,332
Emilio Venegas Vilaró	4,139,385	1,187	106,332
María Lorenza Ferré Rangel	4,138,785	1,787	106,332

Item 5 — Other Information

     None

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits – None.

(b)	No reports on Form 8-K were filed by the Company during the first quarter of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUERTO RICAN CEMENT COMPANY, INC.

Registrant

Date: May 14, 2002	By: /s/ José O. Torres

José O. Torres
Vice President and Chief Financial Officer